Form 10-Q
period 1995-09-30
COMSOUTH BANKSHARES INC
filed 1995-11-03
CIK 823246

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 29549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number: 0-19045

                           COMSOUTH BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)

South Carolina                                              57-0853342
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       1136 Washington Street, Suite 200
                        Columbia, South Carolina 29201
                   (Address of principal executive offices)
                                  (Zip Code)

                                (803) 343-2144
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995:

Common Stock, No Par Value                                  1,369,301
            Class                                           Number of Shares

                           COMSOUTH BANKSHARES, INC

                                     INDEX

PART I.  Financial Information                                        Page No.

      Item 1.     Financial Statements

                  Consolidated Balance Sheets -
                    September 30, 1995 and December 31, 1994                 3

                  Consolidated Statements of Operations -
                    Quarters ended September 30, 1995 and
                    September 30, 1994                                       4

                  Consolidated Statements of Changes in
                    Stockholders' Equity -
                    Quarters ended September 30, 1995 and                    5
                    September 30, 1994

                  Consolidated Statements of Cash Flows -
                    Quarters ended September 30, 1995 and
                    September 30, 1994                                       6

                  Notes to Consolidated Financial Statements                 7

      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9

PART II.    Other Information

      Item 1.     Legal Proceeding                                          13

      Item 5.     Other Information                                         13

      Item 6.     Exhibits and Reports on Form 8-K                          13

      Signature                                                             14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMSOUTH BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEET

                                            September 30,         December 31,
                                                 1995                 1994
ASSETS
Cash and due from banks                        $  8,339,824          $ 5,106,898
Federal funds sold                                2,170,000
Investment securities held-to-
   maturity, at amortized cost (fair
   value: 1995 - $12,281,004; 1994 -
   $15,530,301)                                  12,361,293           16,110,175
Investment securities available-for-
   sale, at fair value (amortized
   cost: 1995 - $16,396,007; 1994 -
   $6,041,455)                                   16,413,229            5,767,879
Loans
   (less allowance for loan losses:
   1995 - $1,685,475; 1994 -
   $1,593,771)                                   83,718,090           67,300,821
Premises and equipment                            1,311,334            1,260,403
Accrued interest receivable                         997,953              800,413
Other assets                                        419,540              573,064
                                               ------------          -----------
Total Assets                                   $125,731,263          $96,919,653
                                               ============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing demand                     $ 18,019,204          $13,392,536
NOW, money market and savings                    46,828,663           38,835,216
Time deposits of $100,000 or more                 6,218,417            3,773,076
Time deposits less than $100,000                 36,319,589           25,256,435
Other time                                        2,117,759            1,651,146
                                               ------------          -----------
Total deposits                                  109,503,632           82,908,409
Short-term borrowings                             2,458,268            2,945,749
Note payable                                                             125,000
U.S. Treasury tax and loan accounts               1,434,967              351,558
Other liabilities                                 1,078,736              484,961
                                               ------------          -----------
Total Liabilities                               114,475,603           86,815,677
                                               ------------          -----------
Stockholders' Equity:
Preferred Stock
   (no par value, 50,000,000 shares
   authorized; no shares issued or
   outstanding)
Special stock
   (no par value, 50,000,000 shares
   authorized; no shares issued or
   outstanding)
Common stock
   (no par value, 50,000,000 shares
   authorized; 1,369,301 shares                  11,716,627           11,711,421
   issued and outstanding)
Accumulated deficit                               (472,333)          (1,426,885)
Unrealized gain (loss) on investment
   securities available-for-sale, net
   of tax
                                                     11,366            (180,560)
                                               ------------          -----------
Total Stockholders' Equity                       11,255,660           10,103,976
                                               ------------          -----------
Total Liabilities and Stockholders'
Equity                                         $125,731,263          $96,919,653
                                               ============          ===========

                           COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF OPERATION

                              Three Months ended              Nine Months Ended
                                 September 30,                  September 30,
                              1995           1994            1995            1994
Interest Income:
Interest and fees on        $2,046,206     $1,428,516      $5,589,103      $3,986,930
 loans
Investment                     356,277        290,192         956,882         910,561
securities
Federal funds sold              42,067         20,516         116,600          63,906
                            ----------     ----------      ----------      ----------
                             2,444,550      1,739,224       6,662,585       4,961,397
                            ----------     ----------      ----------      ----------
Interest Expense:
Interest on deposits         1,100,158        620,664       2,874,679       1,832,317
Securities sold
under agreements
 to repurchase                  10,797         14,265          65,651          37,711
Notes payable                                   2,363             233           6,431
U.S. Treasury tax
 and loan                       10,634          6,362          25,009          14,356
                            ----------     ----------      ----------      ----------

                             1,121,589        643,654       2,965,572       1,890,815
                            ----------     ----------      ----------      ----------
Net interest income          1,322,961      1,095,570       3,697,013       3,070,582
Provision for loan
 losses                        (65,000)       (25,000)       (105,000)        (25,000)
                            ----------     ----------      ----------      ----------
Net interest income
 after provision for
 loan losses                 1,257,961      1,070,570       3,592,013       3,045,582
                            ----------     ----------      ----------      ----------
Noninterest Income:
Service charges on
 deposit accounts              109,691         93,146         326,548         256,788
Lending operations
 and services                  199,543         41,814         403,018         146,804
Gain on sale of                                                 8,063          17,551
 real estate owned
Other                          124,446         70,916         307,372         125,557
                            ----------     ----------      ----------      ----------
                               433,680        205,876       1,045,001         546,700
                            ----------     ----------      ----------      ----------
Noninterest Expense:
Salaries and
 employee benefits             647,257        517,007       1,827,242       1,544,599
Occupancy expenses             107,382         95,933         320,609         285,406
Furniture and
 equipment expenses             89,819         70,299         254,034         204,074
Advertising
 and marketing                  20,509         20,373          62,695          56,246
Other                          239,818        266,908         884,005         795,079
                            ----------     ----------      ----------      ----------
                             1,104,785        970,520       3,348,585       2,885,404
                            ----------     ----------      ----------      ----------
Income before
 provision for
 income taxes                  586,856        305,926       1,288,429         706,878
Income tax (expense)
 benefit                      (271,670)        40,964        (332,787)         16,142
                            ----------     ----------      ----------      ----------
Net income                  $  315,186     $  346,890      $  955,642      $  723,020
                            ==========     ==========      ==========      ==========
Earnings per common
 share:
Net income per
 common share               $      .23     $      .25      $      .70      $      .53
                            ==========     ==========      ==========      ==========

                                      4

                           COMSOUTH BANKSHARES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                               Unrealized
                                                               Gain(Loss)
                           Common Stock                            on           Total
                                                Accumulated    Investment   Stockholders'
                        Shares       Amount       Deficit      Securities      Equity


Balance at             1,368,456   $11,711,421  $(2,473,633)                 $ 9,237,788
 December 31, 1993

Change in accounting
 for investment                                                 $(163,727)      (163,727)
 securities

Net income                                          723,020                      723,020
                      ----------   -----------  -----------     ---------    -----------

Balance at
 September 30, 1994    1,368,456   $11,711,421  $(1,750,613)    $(163,727)   $ 9,797,081
                      ==========   ===========  ===========     =========    ===========

Balance at
 December 31, 1994     1,368,456   $11,711,421  $(1,426,885)    $(180,560)   $10,103,976

Rounding Adjustment          145         1,090       (1,090)

Change in unrealized
 gain on investment
 securities
 available-for-
 sale, net of tax                                                 191,926        191,926

Issuance of common           700         4,116                                     4,116
stock

Net income                                          955,642                      955,642
                      ----------   -----------  -----------     ---------    -----------

                       1,369,301   $11,716,627  $  (472,333)    $  11,366    $11,255,660
                      ==========   ===========  ===========     =========    ===========

                           COMSOUTH BANKSHARES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine Months ended
                                                           September 30,
                                                       1995             1994
Cash flows from operating activities:
Net income                                          $   955,642      $  723,020
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                           213,536         171,954
Provision for loan losses                               105,000          25,000
Amortization of premium and accretion
 of discount on investment securities                    16,436          28,083
Gain on sales of mortgage loans                                         (24,309)
Gross amount of loans originated for resale                          (1,749,050)
Proceeds from loans sold                                              1,773,359
(Increase) decrease in interest receivable             (197,540)         39,413
Decrease in other assets                                 52,979         128,842
Increase in interest payable                            293,334          31,953
Increase (decrease) in other liabilities                294,585         (19,436)
                                                    -----------      ----------
Cash provided by operating activities                 1,733,972       1,128,829
                                                    -----------      ----------
Cash flows from investing activities:
Purchases of investment securities,
 available-for-sale                                 (10,380,950)     (4,287,819)
Maturities of investment securities,                  3,739,743         704,647
 held-to-maturity
Maturities of investment securities,
 available-for-sale                                      19,100       4,703,800
Net increase in loans                               (16,522,268)     (3,011,676)
Purchases of premises and equipment                    (256,938)       (211,222)
Proceeds from sale of other real estate owned                            17,551
                                                    -----------      ----------
Cash used for investing activities                  (23,401,313)     (2,084,719)
                                                    -----------      ----------
Cash flows from financing activities:
Net increase (decrease) in deposits                  26,595,223      (5,404,252)
(Maturities of) increase in short-term                 (487,481)      3,457,957
 borrowings
Payments of note payable                               (125,000)
Increase (decrease) in U.S. treasury, tax and
 loan accounts                                        1,083,409        (269,415)
Proceeds from issuance of common stock                    4,116
                                                    -----------      ----------
Cash provided by (used for) financial                27,070,267      (2,215,710)
activities                                          -----------      ----------
Increase (decrease) in cash
 and cash equivalents                                 5,402,926      (3,171,600)
Cash and cash equivalents
 at beginning of period                               5,106,898       9,202,144
                                                    -----------      ----------
Cash and cash equivalents at end of period          $10,509,824      $6,030,544
                                                    ===========      ==========
Supplemental disclosures of cash flow information:
Cash paid for interest                              $ 2,672,238      $1,858,862
Cash paid for taxes                                 $    78,624      $   30,500
Noncash adjustments to report investment
 securities available-for-sale at fair value:
Investment securities, available-for-sale           $    17,222
Other liabilities                                        (5,856)
Unrealized gain on available-for-sale
 securities, net of tax                             $    11,366

                           COMSOUTH BANKSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1994, appearing in the Corporation's 1994 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1994. The unaudited results of operations for the nine month period ended September 30, 1995 may not necessarily be indicative of the results for the year that will end December 31, 1995.

NOTE 1 - LOAN COMMITMENTS

      At September 30, 1995, standby letters of credit of $2,276,000 and undisbursed amounts of lines of credit of $18,254,000 were outstanding.

NOTE 2 - NOTES PAYABLE

      At September 30, 1995, BOCL had available approximately $3.9 million and BOC had available approximately $8.0 million in standby credit from other banks for short-term borrowing.

NOTE 3 - STOCK OPTIONS

      The Corporation has reserved 46,000 shares of common stock for issuance to key employees under an Incentive Stock Option Plan (the "Qualified Option Plan") and an additional 46,000 shares of common stock for issuance to key employees, officers, and directors under a nonqualified stock option plan (the "Non-Qualified Plan"). Options granted will be for a period of not more than 10 years from the date of the grant; the option price will be at least the fair market value on the date of the grant.

      The following table summarizes activity of each plan:

                                                Option
                                              Price Per             Expiration
                             Options            Share                  Date
Qualified Plan
January 1, 1991                 43,325         $5.88 - $8.70   12/31/95 - 07/23/00
Exercised during 1992           (2,000)                $6.50
                                ------         -------------   -------------------
December 31, 1994               41,325         $5.88 - $8.70   12/31/95 - 07/23/00
                                ======         =============   ===================
Non-Qualified Plan
January 1, 1991                 18,875         $5.88 - $8.70   12/31/95 - 12/31/00
Granted during 1991             23,525                 $6.95         12/31/00
Exercised during 1992             (800)                $5.88
Exercised during 1992           (1,300)                $6.95
                                ------         -------------   -------------------
December 31, 1994               40,300         $5.88 - $8.70   12/31/95 - 12/31/00

Exercised during 1995             (700)                $5.88
                                ------         -------------   -------------------
September 30, 1995              39,600         $5.88 - $8.70   12/31/95 - 12/31/00
                                ======         =============   ===================


      During the notification process of expiring options for 1995, management became aware of a discrepancy concerning the expiration dates of certain stock options. The discrepancy existed between the expiration dates recorded in the

Corporate Board Minutes and formally executed stock option agreements between the option holders and representatives of the Corporation. At the September 1995 Corporate Board Meeting, the directors agreed that the discrepancy probably existed due to an oversight in recording the Corporate Minutes. As a result, the directors approved the expiration dates recorded on the executed stock option agreements.

      No options were granted during 1993, 1994, or 1995. Since all options granted during 1991, in management's opinion, were issued at exercise prices equal to or greater than the market value of the common stock at the time of grant, compensation expense related to the grant of these options was not recognized.

      At the April 1995 Annual Stockholders meeting, the Stockholders approved the adoption of a 1995 Non-Qualified Stock Option Plan pursuant to which options for up to 100,000 shares of common stock may be granted. No options have been granted to date under this plan.

      As an inducement to the President of BOCL to enter into an employment agreement with the Corporation, ComSouth granted total stock options for 22,222 shares of stock at a purchase price of $4.00 each. These options were earned based on the below schedule.

                  Vesting Date                      Number of Shares
        Execution date of Agreement (1/28/93)             7,407

        First Anniversary (1/28/94)                       7,407

        Second Anniversary (1/28/95)                      7,408

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES

      The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. The adoption of the standards did not have a material impact on the Corporation's financial position or results of operations. Currently, the Banks are reserving 100 percent of the principal on all impaired loans as future cash flow projections on the borrowers cannot reasonably be forecasted.

NOTE 5 - INCOME TAXES

      Deferred tax assets and (liabilities) and related valuation allowance arising in accordance with SFAS No. 109 at September 30, 1995 and December 31, 1994 are as follows:

                                                September 30,      December 31,
                                                     1995              1994

Excess tax over book depreciation                    $106,010           $ 71,021

Allowance for loan losses                             482,903            406,569

Federal tax net operating loss carryforward                 0            116,754

State net operating loss carryforward                       0             78,313

Unrealized loss on available-for-sale
 securities - SFAS 115                                      0             93,016

Alternative minimum tax credit                         13,000             13,000

Other                                                                        428
                                                     --------           --------

Gross deferred tax asset                              601,913            779,101
                                                     --------           --------

Accretion of discounts on bonds                       (56,063)           (46,671)

Adjustments from accrual to cash basis
 for tax reporting                                    (45,954)           (65,790)

Unrealized gain on available-for-sale
 securities - SFAS 115                                 (5,856)
                                                     --------           --------

Gross deferred tax liability                         (107,873)          (112,461)
                                                     --------           --------

Net deferred tax asset before
 valuation allowance                                  494,040            666,640

Less valuation allowance                             (394,040)          (460,624)
                                                     --------           --------

Net deferred tax asset                               $100,000           $206,016
                                                     ========           ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      ComSouth Bankshares, Inc. (the "Corporation") is a registered bank holding company incorporated on May 15, 1987 pursuant to the laws of the state of South Carolina. It presently conducts its business through its two bank subsidiaries (the "Banks"), Bank of Columbia, N.A. ("BOCL") and Bank of Charleston, N.A. ("BOC").

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans, investment securities and sales of temporary investments. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions are dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At September 30, 1995, BOCL had approximately $3.9 million while BOC had approximately $8.0 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operation of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

      At September 30, 1995 and December 31, 1994, liquid assets of approximately $39.3 million and $27.0 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $18,254,000 and $13,882,000 respectively, and letters of credit totaling $2,276,000 and $1,437,000 respectively.

      Reliance is being placed upon continued deposit growth as the principal source of funds. Management has decided to pay competitive market rates for deposits. Deposits were approximately $109.5 million at September 30, 1995, which compares to $83.0 million at December 31, 1994. Of the total deposit base of the Corporation at September 30, 1995, approximately $17,955,000 (or 16.4%) was comprised of Certificates of Deposit in amounts $100,000 and higher ("Jumbo Certificates"). These Jumbo Certificates are issued to local customers and none are brokered deposits.

      While most of the large time deposits are acquired from customers with standing relationships with the Banks, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and they therefore have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Management believes that the Corporation's liquidity position is relatively strong and is adequate to meet the withdrawal demand of these Jumbo Certificates.

      One of the principal uses of funds is to meet loan demand at BOCL and BOC. At September 30, 1995, total loans outstanding were approximately $85.4 million, as compared to $68.9 million at December 31, 1994. During the first nine months of 1995, both banks have experienced strong loan growth as the economic picture in both markets serviced by the banks appears to be improving.

      BOCL and BOC each maintain a loan classification system to monitor their exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At
September 30, 1995, the allowance for loan losses at BOCL and BOC was approximately $1,003,000 and $683,000, respectively. At December 31, 1994, the allowance for loan losses at BOCL and BOC was approximately $943,000 and $651,000 respectively.

      The Comptroller of the Currency ("OCC"), the Banks' primary regulator requires national banks to maintain a Tier 1 (primarily shareholder's equity) risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. However, the OCC reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted. At September 30, 1995, the Tier 1 capital ratio for BOCL was 9.9% and the total capital ratio was 11.2%, while BOC had a tier 1 capital ratio of 14.3% and a total capital ratio of 15.5%,

      The Corporation's primary regulator, the Board of Governors of the Federal Reserve Board (the "Board") has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. The Corporation's Tier 1 capital ratio was approximately 12.9% and its total capital ratio was approximately 14.1% at September 30, 1995. These ratios are well within guidelines established by the Corporation's primary regulator.

RATE SENSITIVITY

      In order to address the volatility in interest rates experienced in past years, the Corporation continues to maintain an interest sensitivity management program, the objective of which is to maintain reasonably stable growth and net interest income despite changes in market interest rates. The Interest Rate Sensitivity Gap ("GAP") is defined as the excess of interest sensitive assets over interest sensitive liabilities that mature or reprice within specified time frames. The GAP is a measure of the Corporation's risk of significant changes in net income at any point in time. Adjustable rate loans, short term loans and temporary investments represent the majority of the Corporation's interest sensitive assets. Money market deposit accounts, NOW accounts, savings accounts and certificates of deposit with maturities of less than one year represent the majority of interest sensitive liabilities.

      As of September 30, 1995, the Corporation had a positive gap of less than 5% at the one year interval. In addition to gap analysis, management utilizes simulation modeling techniques to project potential earnings impact due to rate changes. Based on the combination of the gap analysis and simulation modeling, management believes that any rate change would not have a material impact on earnings.

RESULTS OF OPERATIONS

      For the first nine months of 1995, the Corporation is reporting net earnings of $956,000 or $.70 per share, compared to $723,000 or $.53 per share for the same period of 1994. Increased non interest income as a result of management's focus on the development of core banking customer relationships, and improved net interest income as a result of the strong loan growth in both banks were the major factors contributing to the improved earnings.

      For the first nine months of 1995 loans outstanding have grown by 27% while deposits have grown by 32%. Most significant is the fact that higher priced CD's and time deposits declined by 2.5% during this growth period.

      The Corporation had total revenues of $7,708,000 and $5,508,000, and total expenses of $6,420,000 and $4,801,000 for the nine months ended September 30, 1995 and 1994, respectively. Summarized below is an analysis of the composition of revenues and expenses for the nine months ended September 30, 1995 and 1994.


                                                       September

                                            1995                       1994

Interest on loans                     $5,589,000     72.5%      $3,987,000       72.4%

Interest on investment                   957,000     12.4%         910,000       16.5%
securities

Interest on temporary                    117,000      1.5%          64,000        1.2%
investments

Non interest income                    1,045,000     13.6%         547,000        9.9%
                                      ----------    ------      ----------      ------

Total Revenues                        $7,708,000    100.0%      $5,508,000     100.00%
                                      ==========    ======      ==========     =======


      The increase in revenue provided by interest on loans in the 1995 period over the 1994 period is primarily the result of the strong loan growth realized by both banks during the nine months, coupled with several prime rate increases which occurred throughout 1994. A significant portion of the loan portfolio is indexed to the prime lending rate for pricing purposes. The growth in revenue related to temporary investments is due to the steady growth of deposits. Funds provided by this deposit growth have typically been invested in temporary investments so that funding for loan growth would be readily available as needed.

      The growth in non interest income was partially due to the success achieved by the management of both banks in the acquisition of transaction deposit accounts during 1994 and the first nine months of 1995. The growth in deposit relationships was responsible for a 28% increase in revenue derived from deposit service categories over the same period of 1994. Also, the Bank of Columbia restructured its Mortgage Lending Operations during the second quarter of 1994. As a result, fees generated from the sale of Mortgage Loans in the Bank of Columbia, contributed an additional $239,000 in non interest income over the same period last year.

      The Bank of Charleston introduced a new product "Business Manager" in the second quarter of 1994. This product provides immediate cash flow to small businesses through the purchase by the bank of company receivables. The bank is paid a fee for the billing and collection of these receivables and retains full recourse against the seller of the purchased receivables in case of default. The Bank of Columbia also began to offer this service in the first quarter of 1995. Fees from this product, mostly from the success of the product in the Charleston Bank, accounted for $176,000 of the $498,000 increase in non interest income between the two periods.


                                                       September

                                            1995                       1994


Interest on deposits                  $2,875,000     44.8%      $1,832,000       38.2%

Interest on notes payable
 and securities sold under
 agreement to repurchase                  91,000      1.4%          59,000        1.2%

Provision for loan losses                105,000      1.6%          25,000         .5%

Salaries and employee
 benefits                              1,827,000     28.5%       1,545,000       32.2%

Occupancy expenses                       321,000      5.0%         285,000        5.9%

Furniture and equipment
 expenses                                254,000      4.0%         204,000        4.2%

Legal and Regulatory                     342,000      5.3%         352,000        7.3%

Printing and Supplies                     97,000      1.5%          90,000        1.9%

Advertising and marketing                 63,000      1.0%          56,000        1.2%

Other                                    445,000      6.9%         353,000        7.4%
                                      ----------    ------      ----------     -------

Total Expenses                        $6,420,000    100.0%      $4,801,000     100.00%
                                      ==========    ======      ==========     =======

      The change in interest paid on deposits is principally due to a 32% growth in deposits during the first nine months of 1995. In addition, the keen competition between financial institutions to acquire deposit customers which has impacted rates paid. The increase in interest on notes payable and securities sold under agreement to repurchase is due to higher rates on borrowings due to prime rate changes in 1994 which have carried forward to 1995 and increased borrowings to fund the strong loan growth during the period. The increase in salaries and employee benefits is primarily due to commissions paid to loan originators as a result of the restructure of the Mortgage Lending Operation of the Bank of Columbia during the second quarter of 1994. The reduction in Legal and Regulatory expenses is primarily due to the change in deposit insurance rates by the FDIC during 1995. The increase in other expenses is due to an increase in postage expense as a result of a rate increase and significant growth in deposit customers between the periods. Consulting expenses increased from the prior period due to expenses related to the relocation of the data processing facility during the first quarter of 1995. In addition to the increased consulting expense, the Bank of Columbia approved and implemented the payment of

Directors' fees during the first quarter of 1995. Both banks have also utilized temporary employment services to fill employee vacancies and to support asset growth.

NET INTEREST INCOME

      Net interest income represents the differences between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

      Net interest income for the nine months ended September 30, 1995 and 1994 was $3,697,000 and $3,071,000 respectively. The average yield on earning assets was 8.7% and 7.5%, the average rate paid on interest bearing liabilities was 4.7% and 3.5%, and the annualized net interest margin was 4.9% and 4.7% for the quarters ended September 30, 1995 and 1994, respectively. The change in yields on earning assets and rates paid on interest bearing deposits between the two periods is primarily due to several prime rate changes during the twelve month period. In an effort to minimize any earnings impact as a result of the rate changes, management concentrated on maintaining a relatively stable net interest margin during the period, as can be seen by the minimal change in the margin between the two periods.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

     In August 1995, the six shareholders of the Company who had formed the group to solicit proxies in opposition to management of the Company and filed a suit in the United States District Court for the District of South Carolina against the Company and eight of its officers and directors voluntarily dismissed this suit without prejudice.
ITEM 5.  OTHER MATTERS

      The Corporate Board authorized the Corporation to repurchase up to 130,000 shares of its Common Stock at its September 1995 meeting. The terms of the repurchase of any of the common stock must comply with the provisions of the Anti-Greenmail Resolution which was previously adopted by the Board.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

      (a)  Exhibit 27, Financial Data Schedule.

      (b)  No reports on Form 8-K have been filed during the quarter.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMSOUTH BANKSHARES, INC.
                                               (Registrant)


                                               Harry R. Brown
Date: November 1, 1995                    By:___________________________
                                             (Harry R. Brown)
                                             Chief Financial Officer,
                                             Chief Operating Officer,
                                             Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit No.        Description

Exhibit 27         Financial Data Schedule