Form 10-K
period 1995-12-31
COMSOUTH BANKSHARES INC
filed 1996-03-25
CIK 823246

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the Fiscal year Ended December 31, 1995          Commission File No. 0-19045

                            COMSOUTH BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

South Carolina                                                        57-0853342
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

1136 Washington Street, Suite 200                                          29201
Columbia, South Carolina 29201                                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (803) 343-2144

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
Common stock (no par value)           American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

                  None.

Indicate by check whether the registrant  (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   [X]     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock (no par value), held by affiliates of the Registrant on March 15, 1996 was approximately $1,952,000. As of March 15, 1996, there were 1,385,701 shares of the Registrant's Common Stock outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      Documents Incorporated by Reference:

(1) Portions of the Registrant's definitive Proxy Statement for its April 30, 1996 Annual Meeting of stockholders incorporated by reference into Part III hereof.

                                     PART I

Item 1   -        Business

General

ComSouth Bankshares, Inc. (the "Corporation") is a registered bank holding company incorporated on May 15, 1987 pursuant to the laws of the state of South Carolina. It presently conducts its business through its two bank subsidiaries (the "Banks"), Bank of Columbia, N.A. ("BOCL") and Bank of Charleston, N.A. ("BOC"). The Corporation employees 53 full time employees.

The Banks

BOCL is a national bank chartered on July 12, 1988. BOCL is based in Columbia, South Carolina, and engages in the commercial banking business in the Columbia area. BOCL emphasizes local management and commitment to the industrial and business growth of Columbia and the central region of South Carolina. BOCL seeks to attract as customers small and mid-sized companies based in the central region of South Carolina as well as low to-moderate and high income individuals residing in BOCL's extended market area.

BOC is a national bank chartered on April 12, 1990. BOC is based in Charleston, South Carolina, and engages in the commercial banking business in the Charleston area. BOC seeks to attract as its primary customer base small and mid-sized companies based in the coastal region of South Carolina as well as low-to-moderate and high income individuals residing in BOC's extended market area.

Services. Both Banks offer a full range of deposit services, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas of the Banks at rates competitive with those offered in the areas. The Banks also offer individual retirement accounts. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law. Although the Banks are competitive in their efforts to attract deposit accounts, they do not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and do not accept brokered accounts.

The Banks each offer a full range of short-term and intermediate-term commercial and personal loans. The Banks originate variable-rate, residential and other mortgage loans and fixed-rate mortgage loans primarily for resale. The Banks also make personal loans directly to individuals for various other purposes, including purchases of automobiles, mobile homes, boats and other recreational vehicles, home improvements, education and personal investments. Commercial loans, secured and unsecured, are made primarily to individuals and small and mid-sized businesses operating in the central and coastal regions of South Carolina, principally Richland and Lexington Counties for BOCL, and Charleston, Colleton, Dorchester and Berkeley Counties for BOC. These loans are available for general operating purposes, acquisition of fixed assets, including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, and other business purposes. In order to stress high quality loans, the Boards of Directors of the Banks have each established lending authority for each loan officer, but each loan request exceeding a loan officer's authority must be approved by one or more senior officers. A loan committee of each of the Boards of Directors reviews larger loans for approval when the loan request exceeds established limits for the senior officers.

The Banks participate in a regional network of automated teller machines that may be used by bank customers in major cities throughout the Southeast. The Banks offer both Visa and Master Card together with related lines of credit. The lines of credit may be used for overdraft protection as well as a pre-authorized credit for personal purchases and expenses.

The Banks also provide safe deposit boxes, travelers checks, debit card services, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but do not provide international or trust banking services.

Data Processing. During 1994 and early 1995, the Corporation upgraded its data processing equipment to an IBM AS 400, Model F20 mainframe and a 3892 IBM sorter in preparation for anticipated growth. This equipment is owned jointly by BOC and BOCL and is operated by personnel of the Corporation through a service agreement between both Banks and the Corporation. The capacity of this equipment is expected to be sufficient to service the current short-term needs of BOC and BOCL.

Asset and Liability Management. The primary assets of each of the Banks consist of a loan portfolio and investment account. Efforts are made generally to match maturities and rates of loans in the investment portfolio with those of deposits, although exact matching is not possible. The majority of the Banks' securities investments are in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

Long-term loans are generally priced to be interest-rate sensitive with only a small portion of the Banks' portfolios of long-term loans at fixed rates. Presently, such fixed-rate loans do not have maturities longer than five years, except in exceptional cases.

Deposit accounts represent the majority of the liabilities of the Banks. These include transaction accounts, time deposits and certificates of deposit. The maturities of the majority of interest-sensitive accounts are six months or less.

Competition. South Carolina law permits state-wide branching by banks and savings and loan associations, and many financial institutions have branch networks. South Carolina law also permits regional interstate banking, and five of the larger commercial banks in the Columbia Metropolitan Statistical Area ("CMSA") are affiliated with regional banking groups. Approximately thirty-five financial institutions are represented in the CMSA, including banks, savings institutions and credit unions. Five of the larger commercial banks in the Charleston area are also affiliated with regional banking groups. Approximately twenty-eight financial institutions are represented in the Charleston area, including banks, savings institutions and credit unions.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Banks encounter strong competition from most of the financial institutions in their respective extended market areas. In the conduct of certain areas of their banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking services and trust services, that the Banks do not provide. Moreover, most of these competitors have numerous branch offices located throughout the extended market area, a competitive advantage that the Banks do not have at present. The Banks each believe, however, that their relatively small sizes permit them to offer more personalized service than many of their competitors, which may provide a competitive advantage.

Anticipated Growth. BOCL's initial capitalization was $5.5 million. Although its capital has been reduced somewhat by costs of opening and initial operations, BOCL's capital is expected to be adequate to support assets of approximately $84 million, based on normal bank regulatory guidelines and asset mix. BOCL's growth is expected to come primarily from within its market area through loan and deposit business generated at BOCL's main office and drive-through facility, both located in downtown Columbia. BOC's initial capitalization was $5.5 million. BOC's capital is expected to be adequate to support assets of approximately $150 million, based on current bank regulatory guidelines and asset mix. Initially, BOC's growth is expected to come primarily from within the Charleston area through loan and deposit business generated at BOC's main office and drive-through facility, both located in downtown Charleston.

Future possibilities for loan and deposit growth include branching beyond the Banks' respective immediate market areas, and beyond the larger market areas through merger, purchase of existing banks or establishment of new branches.

Premises. The principal operating facility for BOCL is located in the Barringer Building, a National Place of Historic Interest, at the corner of Washington and Main Streets in downtown Columbia, South Carolina. BOCL has leased approximately 6,600 square feet of space consisting of the street floor and two other floors in the building. The main banking lobby is situated on the street floor with access from both Washington and Main Streets. The initial lease term commenced on December 1, 1987. The term of the lease is five years with options to renew for two consecutive five-year periods. BOCL exercised the first five year option period during 1992. Additionally, BOCL leases approximately 1500 square feet at 2850 Devine Street, Columbia, South Carolina for its Mortgage Loan Office. This lease is on a month-to-month basis with a 30-day written notification for termination.

The principal operating facility for BOC is located at 276 East Bay Street in downtown Charleston, South Carolina. BOC has leased approximately 9,310 square feet of space consisting of the street floor in the building. The main banking lobby is accessed from East Bay Street. The initial lease term commenced on December 29, 1989. The term of the lease is ten years with options to renew for two consecutive five-year periods.

The Corporation has leased a drive-up facility located at 1313 Lady Street, three blocks from the Main Street premises. The Corporation and BOCL are currently leasing this facility on a three year lease which commenced on October 1, 1994.

Employees. BOCL employs 19 full-time employees and BOC employs 20 full-time employees. To the extent possible, the Banks employ people experienced in the banking profession. Efforts are also made to employ people who are knowledgeable about the Columbia and Charleston areas.

Federal and State Laws and Regulations

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Corporation and its subsidiaries.

Bank Holding Corporation Regulation

         The Corporation is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System ("Federal Reserve"), and is subject to supervision by the Federal Reserve under the Bank Holding Corporation Act ("BHC Act"). The Corporation is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Corporation, and may examine the subsidiary Banks.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The Corporation is also registered under the bank holding company laws of South Carolina. Accordingly, the Corporation is subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board").

         A registered South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

         Under the South Carolina Bank Holding Corporation Act (the "SCBHCA"), it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

         As stated above, the Corporation is a legal entity separate and distinct from the subsidiary Banks and its other subsidiary. Various legal limitations place restrictions on the ability of the subsidiary Banks to lend or otherwise supply funds to the Corporation or its non-bank subsidiaries. The Corporation, BOC and BOCL are subject to Section 23A of the Federal Reserve Act.
Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Corporation, BOC and BOCL also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

         In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the State Board and compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina, the Corporation does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

         Congress recently enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Corporation and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Corporation believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Corporation does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Obligations of Holding Corporation to its Subsidiary Banks

         Under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund or the Bank Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Banks.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Office of the Comptroller of the Currency ("OCC") is authorized to require payment of the deficiency by assessment upon the bank's shareholders', pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy

         The various federal bank regulators, including the Federal Reserve and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for possible loan losses (subject to certain limitations), and certain subordinated debt, "hybrid capital instruments", subordinated and perpetual debt and intermediate term and other preferred stock ("Tier 2 Capital"). A minimum ratio of total capital to risk- weighted assets of 8.00% is required and Tier 1 capital must be at least 50% of total capital. The Federal Reserve also has adopted a minimum leverage ratio of Tier 1 Capital to total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

     The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Corporation of any specific minimum leverage ratio applicable to it. As of December 31, 1995, the Corporation, BOC and BOCL had leverage ratios of 9.2%; 10.8%; and 7.3% respectively, and total risk adjusted capital ratios of 13.4%; 15.2%; 11.2%, respectively.

Payment of Dividends

         If a national bank's surplus fund equals the amount of its capital stock, the directors may declare quarterly, semi-annual or annual dividends out of the bank's net profits, after deduction of losses and bad debts. If the surplus fund does not equal the amount of capital stock, a dividend may not be paid until one-tenth of the bank's net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two years, in the case of an annual dividend, are transferred to the surplus fund.

         The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. OCC regulations provide that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the level of net profits available for the payment of dividends.

         The payment of dividends by the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the OCC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Bank Regulation

     BOC and BOCL are subject to supervision and examination by the OCC. The OCC regulates and monitors all areas of the Banks' operations, including loans, mortgages, issuance of securities, capital adequacy, payment of dividends, and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject to state usury laws and certain federal laws concerning interest rates. BOC and BOCL are members of the Federal Reserve System, and their deposits are insured by the FDIC up to the maximum permitted by law.

         Under present law, the Banks currently may establish and operate branches throughout the State of South Carolina, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

Insurance of Deposits

         As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

         Effective January 1, 1996, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base with a minimum annual assessment of $2,000 per institution. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and
(iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered "undercapitalized" if it has
(i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Corporation does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments currently are each set at the minimum $2,000 annual assessment.

Legislation

         In 1989 and again in 1991, Congress enacted comprehensive legislation affecting the commercial banking and thrift industries: the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Bank Insurance Fund ("BIF"), which insures most commercial banks, including BOC and BOCL, and the Savings Association Insurance Fund ("SAIF"), which insures most thrift institutions.

         FIRREA permitted bank holding companies to acquire savings associations subject to appropriate regulatory approvals. The entities acquired may be operated as separate savings associations, converted into banks or, if certain conditions are satisfied, merged into existing bank affiliates.

         FIRREA also imposed, with certain limited exceptions, a "cross-guarantee" on the part of commonly controlled depository institutions, as discussed above under "Obligations of Holding Corporation to its Subsidiary Banks."

         FDICIA supplements the federal banking agencies' broad powers to take corrective action to resolve problems of insured depository institutions, generally authorizing earlier intervention in the affairs of a particular institution and imposing express requirements that are tied to the institution's level of capital. If a depository institution fails to meet regulatory capital requirements specified in FDICIA, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Where a capital restoration plan is required, the regulatory agency may require a bank holding company to guarantee as a condition of approval of the plan the lower of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations with respect to such a plan and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

         FDICIA required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued for comment a proposed joint policy statement that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. The banking agencies have also indicated that, through a subsequent rulemaking process, they intend to issue a proposed rule that would establish an explicit capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

         The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

         FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         FDICIA also required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have recently issued Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The

Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Corporation does not expect the Guidelines to materially change current operations of the Banks.

Enforcement Policies and Actions

         FIRREA significantly increased the enforcement powers of the OCC, the Federal Reserve and the other federal depository institution regulators, and authorizes the imposition of civil money penalties of from $5,000 per day up to $1,000,000 per day for violations of federal banking laws and regulations. Persons who are affiliated with depository institutions and are found to have violated federal banking laws and regulations can be removed from any office held in such institution and banned for life from participating in the affairs of such an institution. The banking regulators have not hesitated to use the new enforcement authorities provided them under FIRREA.

Community Reinvestment Act

         The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting the community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Both Banks received ratings of satisfactory in their most recent evaluations.

         The federal banking agencies, including the OCC, have recently issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the OCC extensive demographic and loan data.

         For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Banks and Corporation, the OCC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria: (1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments; (2) the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

         A bank may also submit a strategic plan to the OCC and be evaluated on its performance under the plan.

Other Laws and Regulations

         Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         From time to time, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or to the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Fiscal and Monetary Policy

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Corporation will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Corporation cannot be predicted.

Item 2  -  Properties

The principal operating facility for the Corporation is currently located at 1136 Washington Street, Suite 200, Columbia, South Carolina. The Corporation has leased approximately 5,700 square feet of space at that address on a five year lease commencing on February 1, 1995 with one five year renewal option. Information relating to the premises leased by the Banks is set forth under Item 1 - "Business - General - The Banks - "Premises." The Corporation considers all properties leased by the Banks suitable and adequate for their intended purpose.

Item 3  -  Legal Proceedings

On January 24, 1994, a former director of the Corporation and Bank of Columbia and a current stockholder of the Corporation brought suit in the Court of Common Pleas of Richland County against the Corporation and eight of its directors and former directors alleging that the defendant directors had breached their fiduciary duties in not pursuing proposals by third parties to acquire the Corporation in 1992. The Corporation is named as a defendant because the plaintiff asserts that the suit is, in part, a derivative action, which is a claim brought by a stockholder that belongs to the Corporation against officers and directors of the Corporation. The Corporation has answered the Complaint. Management believes that the suit is without merit and is vigorously defending the suit.

Item 4 -  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1995 to a vote of security holders.

                                     Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

There has been only a limited trading market for the Corporation's stock since inception. Since the completion of the Corporation's two common stock offerings in 1987 and 1988 and its Bank of Charleston Series Preferred Stock offering in 1990, management has knowledge of only limited stock transactions. The Preferred Stock converted to Common Stock in 1992. During 1995, management was aware of limited transactions in its stock with the majority of the transactions occurring at approximately $8.50 per share. Because there is no established market for the Corporation's stock, these transactions may not be representative of all transactions, may not be arm's length transactions, and are not necessarily indicative, therefore, of prices at which shares of the Corporation's stock could be bought or sold. On March 21, 1996, the Corporation listed its common stock on the American Stock Exchange under the ticker symbol CSB.

As of March 12, 1996, there were approximately 600 record holders of the Corporation's common stock.

The Board of Directors of the Corporation, BOCL and BOC intend to follow a policy of retaining earnings to provide funds to operate and expand the business of the Corporation. Consequently, the Corporation has not declared or distributed any cash dividends to its shareholders.

The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial condition, cash needs, and general business conditions. The Corporation's initial ability to distribute cash dividends will depend entirely on the Bank's ability to distribute dividends to the Corporation. The Banks must comply with the requirements of the National Bank Act and may have to obtain the approval of the OCC before paying any dividend. The Banks may not declare or pay a dividend if the effect of the payment would cause the minimum capital of the Banks to be reduced below the minimum capital requirements imposed by the OCC.

Item 6 -  Selected Financial and Other Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Corporation and its subsidiaries. This information should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes thereto contained elsewhere in this report.


TABLE 1 - FINANCIAL SUMMARY

SUMMARY OF OPERATIONS
(thousands, except per share data)                      1995               1994              1993            1992              1991
                                                        ----               ----              ----            ----              ----
Interest income                                     $  9,234           $  6,786          $  6,537        $  7,392          $  6,999
Interest expense                                       4,125              2,570             2,690           3,562             4,109
                                                    --------           --------          --------           -----           -------
Net interest income                                    5,109              4,216             3,847           3,830             2,890
Provision for loan losses                                195                 75               135           1,548               178
                                                    --------           --------          --------           -----           -------
Net interest income after provision
  for loan losses                                      4,914              4,141             3,712           2,282             2,712
Noninterest income                                     1,469                771               690           1,083               562
Noninterest expense                                    4,576              3,927             3,836           3,991             3,032
                                                    --------           --------          --------           -----           -------
Income before income taxes                             1,807                985               566            (626)              242
Applicable income (taxes) benefit                       (426)                62               (43)            (33)              (16)
                                                    -------            --------          --------             ---           -------
Net income (loss)                                   $  1,381           $  1,047          $    523         $  (659)          $   226
                                                    ========           ========          ========         =======           =======

Net income (loss) per Common share (1)              $   1.00           $    .76          $    .38         $  (.48)        $    .16
Book value (year-end) per Common share              $   8.57           $   7.38          $   6.75         $  6.37         $   6.98

Selected year-end assets and liabilities
Total assets                                        $133,423            $96,920           $95,008         $94,162          $88,751
Interest-earning assets                              119,429             89,179            87,105          86,698           82,258
Investment securities                                 22,135             21,878            23,323          21,769           19,231
Loans (net)                                           91,024             67,301            59,883          61,614           60,657
Deposits                                             117,763             82,908            82,898          83,087           75,607
Noninterest-bearing deposits                          24,246             13,392            11,430          10,823            6,514
Interest-bearing deposits                             93,517             69,516            71,468          72,264           69,093
Interest-bearing liabilities                           2,193              3,422             2,513           1,727            3,004
Stockholders' equity                                  11,879             10,104             9,238           8,715            9,353
Ratios (average)
Loans to deposits                                      80.62%             71.87%            73.58%          79.28%           79.78%
Return on assets                                        1.22%              1.13%             0.58%          (0.69%)           0.29%
Return on interest-earning assets                       1.30%              1.20%             0.62%          (0.74%)           0.32%
Return on stockholders' equity                         12.74%             11.12%             5.68%          (7.03%)           2.44%
Net interest income to interest-earning assets          4.81%              4.84%             4.53%           4.27%            4.00%
Net charge-offs (recoveries) to loans                   0.01%             (0.11%)            0.66%           0.74%            0.06%
Stockholders' equity to assets                          9.55%             10.13%            10.21%           9.84%           11.88%
Stockholders' equity to deposits                       10.94%             11.69%            11.60%          11.36%           14.21%
Risk-based capital ratio                               13.43%             16.23%            15.27%          14.20%           11.88%
Tier 1 leverage ratio                                  12.17%             14.96%            14.00%          13.00%           12.27%


(1) See Note 1 to consolidated financial statements regarding per share calculation.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes thereto as well as the supplementary financial, tabular, and historical information presented elsewhere in this Annual Report.

Results of Operations

The Corporation continued to improve its earnings performance during 1995 as net income for the year ended December 31, 1995 totaled $1,381,000 or $1.00 per share, compared to $1,047,000 or $.76 per share for 1994 and $523,000 or $.38 per share for 1993. Net interest income increased primarily as a result of the strong loan growth in both banks. Significant improvement in non-interest income was primarily due to increased fees for deposit services resulting from a 42% growth in deposits from the prior year and fees derived from the origination and sale of residential mortgage loans as a result of an expansion in mortgage lending operations during the latter part of 1994.

The Corporation had total revenues of $10,703,000, $7,557,000 and $7,227,000 for the three years ending 1995, 1994, and 1993, respectively. Total expenses for the same periods were $9,322,000, $6,510,000 and $6,704,000.

The increase in revenue provided by interest on loans in 1995 over 1994 is primarily the result of the strong loan growth realized by both banks during 1995, coupled with several prime rate increases in 1994, which impacted the yields realized during 1995. A significant portion of the loan portfolio is indexed to the prime lending rate for pricing purposes. The growth in revenue related to temporary investments is due to the steady growth of deposits. Funds provided by this deposit growth were generally invested in temporary investments so that funding for loan growth would be readily available as needed.

The growth in noninterest income was partially due to the success achieved by the management of both banks in the acquisition of transaction deposit accounts during 1994 and 1995. The growth in deposit relationships was responsible for a 23% increase in revenue derived from deposit service categories during 1995. Also, BOCL restructured its mortgage lending operations during the second quarter of 1994, resulting in an additional $457,000 in fees generated from the origination and sale of residential mortgages during 1995.

BOC introduced a new product "Business Manager" in the second quarter of 1994. This product provides immediate cash flow to small businesses through the purchase by the Banks of the related company's receivables. The Banks are paid a fee for the billing and collection of these receivables and retain full recourse against the seller of the purchased receivables in case of default. BOCL also began to offer this service in the first quarter of 1995. Fees from this product, coupled with the lending fees realized from the residential activities mentioned above, accounted for the major portion of the $698,000 increase in non-interest income during 1995.

The change in interest paid on deposits is principally due to a 42% growth in deposits from 1994 to 1995 as a result of management's emphasis on developing a strong deposit customer base to support its asset growth and the impact on rates paid on deposits in 1995 due to changes in market rates as a result of several prime rate increases in 1994. The increase in salaries and employee benefits is primarily due to commissions paid to loan originators as a result of the restructuring of the mortgage lending operation of BOCL during the second quarter of 1994 along with normal merit increases. Furniture and equipment expenses are up over 1994 due to the relocation of the data processing facility in February 1995 and the upgrade of most of the hardware and software used by the data processing facility during 1995.

     Although the total change in other expenses did not vary significantly from 1994 to 1995, certain classifications did have noticeable variances (see Note 12 to the consolidated financial statements). Legal, accounting, regulatory and insurance expenses declined from the prior year by approximately $42,000 primarily as the result of a reduction by the FDIC in insurance rates during 1995. Postage and freight expenses increased by approximately $26,000 due to a postage rate increase and a 42% growth in deposits which resulted in additional postage for statement rendering. Dues and subscriptions were up approximately $34,000 due to asset growth as certain dues are charged based on asset size, coupled with the accrual of a fee by the Corporation during 1995 for application for membership on the American Stock Exchange (AMEX). Directors' fees increased by $12,000 due to the implementation of directors' fees for BOCL and the Corporation during 1995. Temporary employment services increased by $25,000 as a result of temporary support for the strong asset growth during the year as well as temporary coverage for vacant positions due to employee turnover throughout 1995. The increase in losses other than bad debt of approximately $12,000 was the result of an increase in routine losses on deposit accounts related to the overall growth in deposits, coupled with a robbery at BOCL during 1995.

Income tax expenses increased over the prior year by approximately $488,000 as the Corporation fully liquidated its net operating loss carry forward (NOL) for federal income tax purposes during the first half of 1995. Management decided to reduce its reserve on net deferred tax assets by $200,000 during 1995 in addition to the $113,000 in 1994 due to its third consecutive year of profit, the liquidation of the NOL and the belief that profits will continue in 1996 and beyond. See Note 13 to the consolidated financial statements for further details concerning income tax expenses for 1995, 1994 and 1993.

Summarized in Table 2 is an analysis of the composition of the Corporation's revenues and expenses for 1995, 1994 and 1993.

TABLE 2 - REVENUES AND EXPENSES

                                                                          Year ended December 31,
                                                                          -----------------------
                                                       1995                            1994                            1993
                                                       ----                            ----                            ----
                                                 Amount           %             Amount            %             Amount           %
                                                 ------          ---            ------           ---            ------          ---
Revenues
Interest on loans                           $ 7,723,855         72.2%       $5,503,179         72.8%        $5,064,730         70.1%
Interest on investment securities             1,361,008         12.7%        1,209,414         16.0%         1,381,471         19.1%
Interest on temporary investments               148,778          1.4%           73,463          1.0%            90,663          1.3%
Noninterest income                            1,469,342         13.7%          770,700         10.2%           689,622          9.5%
                                            -----------        -----        ----------        -----         ----------        -----
Total revenues                              $10,702,983        100.0%       $7,556,756        100.0%        $7,226,486        100.0%
                                            ===========        =====        ==========        =====         ==========        =====

Expenses
Interest on deposits                         $4,008,427         43.0%       $2,475,804         38.0%        $2,630,196         39.2%
Interest on note payable and
    securities sold under
    agreements to repurchase                    116,136          1.2%           93,979          1.4%            59,535          0.9%
Provision for loan losses                       195,000          2.1%           75,000          1.2%           135,000          2.0%
Salaries and employee benefits                2,481,335         26.6%        2,053,878         31.6%         1,939,723         28.9%
Occupancy expenses                              429,183          4.6%          384,133          5.9%           391,211          5.9%
Furniture and equipment expenses                341,966          3.7%          281,216          4.3%           241,955          3.6%
Advertising and marketing                        78,643          0.8%           83,735          1.3%            51,067          0.8%
Other                                         1,244,695         13.4%        1,124,005         17.3%         1,211,657         18.1%
Taxes                                           426,127          4.6%          (61,742)        (1.0%)           43,525          0.6%
                                             ----------        -----        ----------        -----         ----------        -----
Total expenses                               $9,321,512        100.0%       $6,510,008        100.0%        $6,703,869        100.0%
                                             ==========        =====        ==========        =====         ==========        =====

Discussion of the Corporation's financial condition and expanded discussion of its operating results are presented in the following narratives and tables.

Net Interest Income

Net interest income represents the differences between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

For the years 1995, 1994 and 1993, net interest income totaled $5,109,000, $4,216,000 and $3,847,000, respectively. The increase in net interest income in 1995 from 1994 was principally due to a significant increase in loans outstanding as loans increased by thirty-five percent (35%), or $23,900,000. The increase of net interest income in 1994 from 1993 was principally due to a rising interest rate environment in 1994 and a twelve percent (12%) increase in loans outstanding, which replaced lower yielding temporary investments and investment securities.

The average yield on earning assets for 1995, 1994 and 1993 was 8.69%, 7.79% and 7.70%, the average rate paid was 4.84%, 3.65% and 3.78%, and the annualized net yield on average earnings (net interest income divided by average earning assets) was 4.81%, 4.84% and 4.53%, respectively.

The change in yields on earning assets and rates paid on interest bearing deposits from 1994 to 1995 is primarily due to several prime rate changes, which occurred periodically during 1994. Even though rates paid on deposits are not tied to the prime lending rate, changes in the prime lending rate traditionally impact the market rate paid on deposits. In an effort to minimize any earnings impact as a result of rate changes, management concentrated on maintaining a relatively stable net interest margin during 1995, as can be seen by the minimal change in the margin between 1995 and 1994.

Table 3 shows the yields and costs on average balances for the periods discussed.


TABLE 3 -                      COMPARATIVE AVERAGE BALANCE SHEETS - YIELD AND COSTS
                           (Average balances for years ended December 31, in thousands)

                                                   1995                           1994                           1993
                                                  ------                         ------                          -----

                                       Average   Revenue/               Average  Revenue/              Average  Revenue/
                                       Balance   expense   Yield/Rate   Balance  expense  Yield/Rate   Balance  expense   Yield/Rate
                                       -------   -------   ----------   -------  -------  ----------   -------  -------   ----------
Interest earning assets:
Loans (1)                              $ 79,881   $ 7,724    9.67%      $62,568   $5,503     8.79%    $58,349   $ 5,065       8.68%
Investment securities (taxable)          23,902     1,361    5.69%       22,648    1,209     5.34%     23,481     1,381       5.88%
Federal funds sold                        2,532       149    5.88%        1,842       74     4.00%      3,041        91       2.98%
                                       --------   -------    ----       -------   ------     ----     -------   -------       ----
Total interest-earning assets           106,315     9,234    8.69%       87,058    6,786     7.79%     84,871     6,537       7.70%
                                       --------   -------    ----       -------   ------     ----     -------   -------       ----
Noninterest earning assets
Cash and due from banks                   5,763                           4,543                         3,838
Premises and equipment                    1,321                           1,178                         1,189
Other, less allowance for loan losses        64                             197                           153
                                       --------                         -------                       -------
Total noninterest earning assets          7,148                           5,918                         5,180
                                       --------                         -------                       -------
Total assets                           $113,463                         $92,976                       $90,051
                                       ========                         =======                       =======
Interest-bearing liabilities:
Interest-bearing deposits
   NOW, money market and savings       $ 41,363   $ 1,653    4.00%      $33,699   $1,078     3.20%    $32,192     1,024       3.18%
   Time deposits                         41,329     2,356    5.70%       34,314    1,398     4.07%     37,156     1,606       4.32%
                                       --------   -------    ----       -------   ------     ----     -------    ------       ----
Total interest-bearing deposits          82,692     4,009    4.85%       68,013    2,476     3.64%     69,348     2,630       3.79%
Short-term borrowings                     1,915        83    4.33%        1,856       65     3.50%        930        29       3.07%
Note payable and US Treasury tax and
   loan accounts                            641        33    5.15%          622       29     4.66%        833        31       3.72%
                                       --------   -------    ----       -------   ------     ----     -------    ------       ----
Total interest-bearing liabilities       85,248     4,125    4.84%       70,491    2,570     3.65%     71,111     2,690       3.78%
Noninterest-bearing liabilities
Demand deposits                          16,387                          12,535                         9,133
Other liabilities                           985                             536                           612
                                       --------                         -------                       -------
                                        102,620                          83,562                        80,856
Stockholders' equity                     10,843                           9,414                         9,195
                                       --------                         -------                       -------
Total liabilities and
   stockholders' equity                $113,463                         $92,976                       $90,051
                                       ========                         =======                       =======
Net interest income                               $ 5,109                         $4,216                         $3,847
                                                  =======                         ======                         ======
Margin analysis
Interest income/earning assets                               8.69%                           7.79%                            7.70%
Interest expense/earning assets                              3.88%                           2.95%                            3.17%
                                                             ----                            ----                             ----
Net interest income/earning assets(2)                        4.81%                           4.84%                            4.53%
                                                             ====                            ====                             ====

(1) Nonaccrual  loan balances have been excluded.
(2)  Net interest income divided by total interest earning assets.

Table 4 analyses changes in net interest income resulting from changes in volume and rates in the period discussed.

TABLE 4 - VOLUME AND RATE VARIANCE ANALYSIS
         (Tax equivalent basis)
                                                         1995 Compared to 1994                   1994 Compared to 1993
                                                         ---------------------                   ---------------------
                                                 Change in      Change in                     Change in     Change in
                                                 Volume (1)     Rate (1)         Total        Volume (1)     Rate (1)     Total
                                                 ----------     --------         -----        ----------     --------     -----
Interest income:
Loans                                              $1,671,059     $ 549,617   $2,220,676       $368,867    $  69,582   $438,449
Investment securities (2)                              71,825        79,769      151,594        (44,700)    (127,357)  (172,057)
Federal funds sold and securities
   purchased under agreements to resell                40,640        34,675       75,315        (48,074)      30,874    (17,200)
                                                   ----------     ---------   ----------       --------    ---------   --------
Total interest-earning assets                       1,783,524       664,061    2,447,585        276,093      (26,901)   249,192
                                                   ----------     ---------   ----------       --------    --------    --------
Interest expense:
   NOW, money market and savings                      305,910       269,001      574,911         47,706        6,370     54,076
   Time deposits                                      399,270       558,442      957,712       (115,616)     (92,852)  (208,468)
Federal funds purchased and securities
   sold under agreements to repurchase                  2,568        15,353       17,921         32,369        3,915     36,284
Note payable and US Treasury tax and
   loan accounts                                        1,012         3,224        4,236         (9,807)       7,967     (1,840)
                                                   ----------     ---------   ----------       --------     ---------   --------

Total interest-bearing liabilities                    708,760       846,020    1,554,780        (45,348)     (74,600)  (119,948)
                                                   ----------     ---------   ----------       --------    ---------   --------
Net interest income                                $1,074,764     ($181,959)  $  892,805       $321,441    $  47,699   $369,140
                                                   ==========     =========   ==========       ========    =========   ========

(1) Volume - rate changes have been allocated to each category based on the percentage of each to the total change.
(2) Interest income is presented on a fully taxable equivalent basis using the federal income tax rate of 34% and state tax rate of 4.5%.

Rate Sensitivity

The management of the composition and maturities of rate sensitive assets and liabilities is vital to the optimization of net interest income as interest rates earned on assets and paid on liabilities fluctuate in periods where the rate environment is unstable. Management constantly reviews interest rate risk exposure and the expected rate environment so that timely adjustments can be made as appropriate.

Table 5 sets forth the Corporation's interest sensitivity position as of December 31, 1995.


TABLE 5 - INTEREST  SENSITIVITY  GAP  ANALYSIS  (December  31, 1995  balances in thousands)
                                                                                     One
                                                                 One year          through           Over five
                                                                 or less         five years            years          Total
                                                                 -------         ----------            -----          -----
Interest-earning assets
  Investment securities                                         $   6,303        $ 14,988           $   844         $ 22,135
  Loans receivable (1)                                             64,851          24,353             3,538           92,742
                                                                ---------        --------           -------           ------
                                                                   71,154          39,341             4,382          114,877
                                                                ---------        --------           -------          -------

Interest-bearing liabilities
  Deposits
   NOW, money market and savings                                   49,321                                             49,321
   Time deposits (2)                                               38,885           5,311                             44,196
Federal funds purchased and
  securities sold under agreements to repurchase                    1,755                                              1,755
  Note payable                                                          0                                                  0
  US Treasury tax and loan accounts                                   438                                                438
                                                                ---------                                           --------
                                                                   90,399           5,311                 0           95,710
                                                                ---------        --------           -------         --------
Interest-sensitive gap                                           ($19,245)       $ 34,030           $ 4,382         $ 19,167
                                                                =========        ========           =======         ========

Cumulative interest-sensitivity gap                              ($19,245)       $ 14,785           $19,167
                                                                =========        ========           =======

Ratio of interest-earning assets to
interest-bearing liabilities                                         78.7%          740.7%
                                                                =========        ========

Cumulative gap to total interest-earning assets                     (16.8%)          12.9%             16.7%
                                                                =========        ========            ======

(1) Excludes nonaccrual loans.
(2) Includes accounts with balances $100,000 or more totaling $18,785,241 and maturing as follows: within 3 months - $8,655,623; over 3 months but within 6 months - $3,580,547; over 6 months but within 12 months - $5,286,675; and over 12 months - $1,262,396.

At December 31, 1995,  approximately 62% of the  Corporation's  interest-earning assets will reprice within one year, compared to 94% of interest-bearing liabilities. Based on the $19,245,000 or 17% negative interest-sensitivity gap position at year end, if a 1% change in interest rates were to immediately impact all interest-sensitive assets and liabilities of the Corporation repricing within one year, management would expect a change in income of approximately $192,000. This impact to income would typically be positive in a declining rate environment and negative in a rising rate environment.

Investment Securities

Investment securities represent the second largest component of earning assets, comprising 19% and 24% of total earning assets in 1995 and 1994, respectively.
Note 4 to the accompanying consolidated financial statements presents the book value of investment securities by category as of December 31, 1995 and 1994. As shown in Table 6, the Corporation primarily invests in U.S. Treasury securities and securities of other U.S Government agencies with maturities of up to five years.

     The Corporation adopted SFAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities," on January 1, 1994. Management reviewed the investment securities portfolio and classified securities as either held-to-maturity or available-for-sale. Securities which the Corporation has the positive intent and ability to hold to maturity were classified as held-to-maturity, and are carried at amortized cost while all other securities were classified as available-for-sale and recorded at estimated fair value with any unrealized gain or loss recorded in stockholders' equity net of taxes. See
Note 4 to the consolidated financial statements for further details.

TABLE 6 - ANALYSIS OF INVESTMENT SECURITIES
                                                                                                                 Weighted
                                                                                                                  Average
                                                                                                                  Taxable
                                                               Par           Amortized           Fair           Equivalent
                                                              Value            Value             Value           Yield(1)
                                                              -----            -----             -----           --------
Held to Maturity
US Treasuries
  Within one year                                            $ 1,500,000       $ 1,494,316      $ 1,492,740        4.85%
  One to five years                                            2,500,000         2,544,654        2,532,580        4.97%
                                                             -----------       -----------      -----------        ----
   Total                                                       4,000,000         4,038,970        4,025,320        4.93%
                                                             -----------       -----------      -----------        ----
US Government Agencies
  Within one year                                              3,300,000         3,299,809        3,290,160        4.69%
  One to five years                                            1,756,767         1,756,530        1,778,542        6.36%
  Five to ten years                                               92,561            90,489           95,801        8.63%
  After ten years                                                135,797           134,041          143,776        8.58%
                                                             -----------       -----------      -----------        ----
   Total                                                       5,285,125         5,280,869        5,308,279        5.42%
                                                             -----------       -----------      -----------        ----
Total Held to Maturity                                       $ 9,285,125       $ 9,319,839      $ 9,333,599        5.20%
                                                             ===========       ===========      ===========        ====
Available for Sale
US Treasuries
  Within one year                                              1,500,000         1,499,829        1,508,400        6.22%
  One to five years                                            3,250,000         3,290,116        3,339,300        6.15%
                                                             -----------       -----------      -----------        ----
   Total                                                       4,750,000         4,789,945        4,847,700        6.17%
                                                             -----------       -----------      -----------        ----
 US Government Agencies
  One to five years                                            7,300,000         7,262,046        7,347,844        6.17%
                                                             -----------       -----------      -----------        ----
   Total                                                       7,300,000         7,262,046        7,347,844        6.17%
                                                             -----------       -----------      -----------        ----
Other Securities
  After ten years (2)                                            619,850           619,850          619,850        6.69%
                                                             -----------       -----------      -----------        ----
   Total                                                         619,850           619,850          619,850        6.69%
                                                             -----------       -----------      -----------        ----
Total Available for Sale                                     $12,669,850       $12,671,841      $12,815,394        6.20%
                                                             ===========       ===========      ===========        ====

Average Maturity in Years of Total
  Investment Securities                                             2.02
                                                             ===========

(1)  Computed using a federal tax rate of 34%.

(2) Includes Federal Reserve Bank stock and Federal Home Loan Bank stock. These stocks are excluded from the calculation of average maturity in years.

Loans and Allowance for Loan Losses

     Total loans outstanding at December 31, 1995 were $92.8 million, an increase of 35% over the December 31, 1994 balance of $68.9 million. Both Banks realized strong loan growth during 1995 as each experienced strong loan demand due to improved economic conditions in their market area and the efforts of management to service the needs of the Banks' respective communities as well as increase market share. BOCL's outstanding loans increased $12.9 million or 42.2%, while BOC's outstanding loans increased $11.0 million or 28.6% in 1995.

Management continuously monitors business and geographic concentrations of its loan portfolio and believes that the loan portfolio is adequately diversified. There were no significant concentrations in any industry or with any individual borrower at years ending December 31, 1995 and 1994.

The mortgage loan division of each bank originates loans primarily for sale to others and does not generally service such loans; however, certain older mortgage loans are held and serviced.

Management has policies and procedures in place to reduce any risk related to environmental issues in its lending activity. As of December 31, 1995 and 1994, management was not aware of any environmental risk or exposure in its loan portfolio or any other assets of the Corporation.

Table 7 shows the maturity or repricing distribution of selected loan categories at December 31, 1995.


TABLE 7 - SELECTED LOAN MATURITIES AND INTEREST RATE  SENSITIVITY
(December 31, 1995 balances in thousands)

                                                         One              One to                  Over
                                                        Year                Five                  Five
                                                     or less               Years                 Years               Total
Types of loans:
  Commercial                                         $59,183             $22,241                $2,792             $84,216
  Consumer                                             1,471               1,797                   600               3,868
  Real Estate - Mortgage                               4,197                 315                   146               4,658
                                                     -------             -------                ------             -------
   Total                                             $64,851             $24,353                $3,538             $92,742(1)
                                                     =======             =======                ======             =======

Total of loans above with:
  Predetermined interest rates                       $12,819             $24,157                $3,498             $40,474
  Adjustable interest rates                           52,032                 196                    40              52,268
                                                     -------             -------                ------             -------
   Total                                             $64,851             $24,353                $3,538             $92,742
                                                     =======             =======                ======             =======

(1) Excludes nonaccrual loans totalling $66,739.

Because extending credit involves a certain degree of risk-taking, management has established loan and credit policies designed to control both the types and amounts of risk assumed and to minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices, collection procedures, and nonaccrual and charge-off guidelines. In addition, both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management believes that the December 1995 allowance levels at both BOCL and BOC are sufficient to absorb expected charge-offs and provide adequately for the inherent losses that exist in the loan portfolio, assuming more or less normal conditions exist.

Management continues to closely monitor the levels of nonperforming and potential problem loans to address any weaknesses in credits and to enhance the amount of ultimate collection or recovery of problem loans. Should increases in the overall level of nonperforming and potential problem loans accelerate from current trends, management will adjust the methodology for determining the allowance for loan losses to increase the provision and allowance for loan losses.

     The allowance for loan losses is increased by direct charges to operations. Among other factors, management considers the state of the economy, industry trends, conditions affecting individual borrowers and regulatory concerns in determining whether the amount of the allowance for loan losses is sufficient. Losses on loans are charged against the allowance in the period in which management determines that such loans have become uncollectible. Recoveries of previously charged-off loans are credited to the allowance. At December 31, 1995, the consolidated allowance for loan losses was $1,785,000 or 1.92% of total loans as compared to $1,594,000 or 2.31% of total loans at December 31, 1994. The Corporation recorded net charge-offs of $4,000 for 1995, net recoveries of $68,000 for 1994 and net charge-offs of $383,000 for 1993. Additional data covering net charge-offs/recoveries, ratios of net charge-offs/recoveries to average loans, and other charges to operations is provided in
Note 5 to the consolidated financial statements as well as Table 1.

The provision for loan losses for the year ended December 31, 1995 was $195,000, an increase of $120,000 over the 1994 provision of $75,000. The reason for this increase in the provision for loan losses was due to the strong growth in the loan portfolio.

Table 8 includes an allocation of the allowance for loan losses to loan categories. Although the allowance is primarily general in character and available to absorb expected losses regardless of loan category, the allocation is provided to offer an indication of the relative risk characteristics of the indicated categories of the loan portfolio.

     Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). These statements require creditors to account for impaired loans, except for those collateral dependent loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. Specific reserves are being maintained on impaired loans in accordance with SFAS 114 and SFAS 118. The Corporation has no loans classified as impaired during 1995. The adoption of these accounting standards has not had a material effect on the financial position and results of operations of the Corporation. See Note 1 to the consolidated financial statements for further details.

TABLE 8 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                  (December 31 balances)

                                           1995                              1994                               1993
                                           ----                              ----                               ----
                                                      Percent                           Percent                            Percent
                                                     of Loans                          of Loans                           of Loans
                                                     in each                           in each                            in each
                                                     category                          category                           category
                                                     to Total                          to Total                           to Total
                                       Amount         Loans              Amount         Loans              Amount          Loans
                                       ------        --------            ------        --------            ------         --------
Commercial                         $1,248,740           90.8%        $1,184,343           85.3%        $  973,492            82.7%
Real Estate - Mortgage                272,919            5.0%           224,774            8.5%           193,194            12.4%
Consumer and other                     89,366            4.2%            65,478            6.2%            67,170             4.9%
Unallocated                           173,483                           119,176                           216,920
                                   ----------          -----         ----------          -----         ----------           -----
Total                              $1,784,508          100.0%        $1,593,771          100.0%        $1,450,776           100.0%
                                   ==========          =====         ==========          =====         ==========           =====


Problem Assets

When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of income is discontinued unless the loan is well secured and in process of collection. Previously accrued interest on loans transferred to nonaccrual status is reversed against current earnings and any subsequent interest is recognized on the cash basis. Problem assets include nonaccrual loans, restructured loans and foreclosed properties. At December 31, 1995, $67,000 of loans were on a nonaccrual status as compared to $526,500 at December 31, 1994. Interest income of $57,370 and $50,332 was recognized during 1995 and 1994, respectively, for loans either returned to accrual status from nonaccrual or paid in full from nonaccrual status. No interest income was recognized during 1993 on nonaccrual loans. For those loans classified as nonaccrual as of December 31, 1995, 1994 and 1993, interest income of $9,798, $69,764 and $53,697 would have been recognized in the respective period if those loans had performed under the original terms. The Corporation realized a gain of approximately $8,100 and $18,000 on the sale of Other Real Estate Owned ("OREO") property in 1995 and 1994, respectively. There were no gains or losses recognized during 1993 related to property write-downs or sales of OREO.

TABLE 9 - PROBLEM ASSETS
              (Balance at December 31)

                                                     1995             1994              1993              1992              1991
                                                     ----             ----              ----              ----              ----
Nonaccrual Loans                                 $ 66,739        $ 526,500        $  602,786          $311,000          $ 68,000
Loans past due ninety days or more                 15,853           28,703             8,000           468,000                 0
Trouble debt restructuring                              0                0                 0                 0                 0
Other real estate owned                           172,500          191,100           474,996            40,000           224,100
                                                 --------         --------        ----------          --------          --------
                                                 $255,092         $746,303        $1,085,782          $819,000          $292,100
                                                 ========         ========        ==========          ========          ========

Nonperforming assets to total loans
  and other real estate owned                       0.27%            1.08%             1.78%             1.29%             0.48%
                                                 =======          =======         =========           =======           =======


All accruing loans 90 days or more past due were in the process of collection at each year end. At December 31, 1995, total classified loans were $2,262,000 or 2.4% of total loans, compared to $2,958,000 or 4.3% at December 31, 1994. While it is difficult to determine the impact of these potential problem loans, the future impact is not expected to be material as an estimate of the potential impact has been considered in determining the amount of the allowance for loan losses at December 31, 1995.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit-gathering operations of the Corporation's two subsidiary banks, BOCL and BOC, with additional funds provided from maturing loans and investment securities, sales of temporary investments, or sales of investment securities classified as available-for-sale. These funds are primarily used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expense. Negative funds positions are dealt with by a combination of actions including borrowings from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At December 31, 1995, BOCL had approximately $8.9 million while BOC had approximately $9.5 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operation of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

At December 31, 1995 and 1994, liquid assets of approximately $39.4 million and $27.0 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $18,148,000 and $13,882,000 and letters of credit totaling $1,775,000 and $1,437,000, respectively. The amount of liquid assets available on December 31, 1995 includes cash and cash equivalents of $17,250,000, an increase of $12,143,000 over the December 31, 1994 amount of $5,107,000. This increase in cash and cash equivalents is attributable to the strong deposit growth realized during 1995.

Reliance is being placed upon continued deposit growth as the principal source of funds. Management is committed to pay competitive market rates for deposits. Deposits were approximately $117.8 million at December 31, 1995, compared to $82.9 million at December 31, 1994. Of the total deposit base of the Corporation at December 31, 1995, approximately $18.8 million,or 16%, consisted of Certificates of Deposit in amounts of $100,000 and higher ("Jumbo Certificates"). These Jumbo Certificates are issued to local customers and none are brokered deposits.

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

One of the principal uses of funds is to meet loan demand at BOCL and BOC. As mentioned in the loan sections of this discussion, at December 31, 1995, total loans outstanding were approximately $92.8 million, as compared to $68.9 million at December 31, 1994.

The Comptroller of the Currency ("OCC"), the Bank's primary regulator requires national banks to maintain a Tier 1 (primarily stockholder's equity) risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 1995, the Tier 1 capital ratio for BOCL was 9.9% and the total capital ratio was 11.2%, while BOC had a Tier 1 ratio of 13.9% and a total capital ratio of 15.1%.

The Corporation's primary regulator, the Board of Governors of the Federal Reserve Board (the "Board") has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. The Corporation's Tier 1 capital ratio was approximately 12.2% and its total capital ratio was approximately 13.4% at December 31, 1995. These ratios are well within guidelines established by the Corporation's primary regulator.

Impact of Inflation and Changing Prices

The financial statements and related data presented have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The impact of inflation is reflected in the increased cost of the Corporation's operations. Since the primary assets and liabilities of the Corporation are monetary in nature, to the extent that inflation impacts interest rates, it will impact the net income of the Corporation.

Stock Data and Dividends

There has been only a limited trading market for the Corporation's stock since inception. Since the completion of the Corporation's two common stock offerings in 1987 and 1988 and its Bank of Charleston Series Preferred Stock offering in 1990, management has knowledge of only limited stock transactions. The Preferred Stock was converted to common stock in 1992. During 1995, management was aware of limited transactions in its common stock with the majority of the transactions occurring at approximately $8.50 per share. Because there is no established market for the Corporation's common stock, these transactions may not be representative of all transactions, may not be arm's length transactions, and are not necessarily indicative, therefore, of prices at which shares of the Corporation's stock could be bought or sold. On March 21, 1996, the Corporation listed its common stock on the American Stock Exchange under the ticker symbol CSB.

As of March 15, 1996, there were approximately 600 record holders of the Corporation's common stock.

The Board of Directors of the Corporation, BOCL and BOC intend to follow a policy of retaining earnings to provide funds to operate and expand the business of the corporation. Consequently, the Corporation has not declared or distributed any cash dividends to its shareholders.

The future dividend policy of the Corporation is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial condition, cash needs, and general business conditions. The Corporation's initial ability to distribute cash dividends will depend entirely on the Banks' ability to distribute dividends to the Corporation. All Banks must comply with the requirements of the National Bank Act and may have to obtain the approval of the OCC before paying any dividend. The Banks may not declare or pay a dividend if the effect of the payment would cause the minimum capital of the Banks to be reduced below the minimum capital requirements imposed by the OCC.

Fourth Quarter Earnings

Net income for the fourth quarter of 1995 was $426,000 or $.31 per share, up $102,000 or 31% from the $324,000 or $.24 per share earned for the same period of 1994. This increase in earnings is primarily the result of higher interest income due to the strong loan growth realized by both banks; average loans outstanding grew by 36% or $23.7 million between the two periods. The improvement in the non-interest income category was due to an increase in deposit fee income as a result of the acquisition of transaction deposit accounts during the period, the implementation of the Business Manager Program, which has previously been discussed and mortgage loan origination fees due to expanded services offered in the mortgage lending function.

Table 10 summarizes the financial results and selected average balances by quarter for 1995 and 1994.


TABLE 10 - QUARTERLY FINANCIAL RESULTS

                                          1995 Quarter ended                                   1994 Quarter ended
                                          ------------------                                   ------------------
                                Dec. 31     Sept. 30       June 30     March 31      Dec. 31     Sept. 30      June 30     March 31
                                -------     --------       -------     --------      -------     --------      -------     --------
Summary Income
 Statement
Interest income            $  2,571,056 $  2,444,550  $  2,211,822 $  2,006,213  $ 1,824,659  $ 1,739,224  $ 1,632,916  $ 1,589,257
Interest expense              1,158,991    1,121,589     1,021,258      822,725      678,968      643,654      624,055      623,106
                           ------------ ------------  ------------ ------------  -----------  -----------  -----------  -----------
Net interest income           1,412,065    1,322,961     1,190,564    1,183,488    1,145,691    1,095,570    1,008,861      966,151
Provision for loan losses        90,000       65,000        30,000       10,000       50,000       25,000            0            0
                           ------------ ------------  ------------ ------------  -----------  -----------  -----------  -----------
Net interest income after
  provision for loan losses   1,322,065    1,257,961     1,160,564    1,173,488    1,095,691    1,070,570    1,008,861      966,151
Noninterest income              424,341      433,680       340,711      270,610      224,000      205,876      174,226      166,598
Noninterest expense           1,227,237    1,104,785     1,164,971    1,078,829    1,041,563      970,520    1,001,692      913,192
                           ------------ ------------  ------------ ------------  -----------  -----------  -----------  -----------
Net income before
  income taxes                  519,169      586,856       336,304      365,269      278,128      305,926      181,395      219,557
Current income tax
  (expense) benefit             (93,340)    (271,670)      (20,727)     (40,390)      45,600       40,964      (12,666)     (12,156)
                           ------------ ------------  ------------ ------------  -----------  -----------  -----------  -----------
Net income                 $    425,829 $    315,186  $    315,577 $    324,879  $   323,728  $   346,890  $   168,729  $   207,401
                           ============ ============  ============ ============  ===========  ===========  ===========  ===========

Net income per
  common share             $       0.31 $       0.23  $       0.23 $       0.24  $      0.24  $      0.25  $      0.12  $      0.15
                           ============ ============  ============ ============  ===========  ===========  ===========  ===========
Selected Average Balances
Assets                     $128,809,830 $118,029,630  $109,564,352 $100,180,644  $93,577,738  $93,625,708  $95,567,183  $93,819,267
Earning assets              118,658,508  111,240,972   102,629,944   93,376,535   87,828,788   87,290,092   87,958,086   87,203,405
Investment securities        27,329,081   24,500,565    21,801,428   21,917,870   21,962,192   21,932,565   22,723,448   24,006,710
Loans                        88,951,954   83,816,488    76,813,011   70,667,943   65,214,096   63,404,536   62,036,708   61,645,473
Deposits                    110,804,300  103,829,414    95,916,366   85,462,389   79,799,739   80,407,545   81,048,166   80,922,195
Stockholders' equity         11,409,050   11,027,613    10,594,504   10,143,204    9,872,694    9,592,700    9,480,336    9,228,474


Change in Independent Auditors

     On February 21, 1995, the management of the Corporation, after receiving approval of members of the Corporation's Audit Committee and Board of Directors, informed its independent accountants, Price Waterhouse LLP (the "Prior Accountants"), that such accounting firm would not be retained for the fiscal year ending December 31, 1995. On January 26, 1995, the Board of Directors, after receiving proposals from other accounting firms, formally elected to engage J. W. Hunt and Company, LLP to serve as independent accountants for the year ending December 31, 1995. Prior to their engagement on February 21, 1995, the firm of J. W. Hunt and Company, LLP was not consulted by the Corporation for any financial or accounting matters.

     In connection with the audit of the Corporation's consolidated financial statements for the year ended December 31, 1994, and any subsequent interim period preceding the dismissal of the Prior Accountants and the engagement of the new accountants, there were no disagreements with the Prior Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Prior Accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

     The audit report of the Prior Accountants on the Corporation's consolidated financial statements for the year ended December 31, 1994 was unqualified. There have not been any adverse, disclaimer or modified opinions issued by the Prior Accountants, except as to inclusion of an "emphasis of a matter" paragraph included in their reports addressing uncertainties related to a Formal Agreement entered into with the Comptroller of the Currency with respect to their 1992 and 1993 report, the filing of a notice of intent to effect a change in the composition of the Board of Directors with respect to their 1992 report, and the filing of a shareholder lawsuit against certain members of the Board of Directors with respect to their 1993 report.

     The Board of Directors, upon the recommendation of the Audit Committee, has appointed J. W. Hunt and Company, LLP, independent certified public accountants, as independent auditors for the Corporation and its subsidiaries for the current fiscal year ending December 31, 1996, subject to ratification by the shareholders. J. W. Hunt and Company, LLP has advised the Corporation that neither the firm nor any of its partners has any direct or indirect material interest in the Corporation and its subsidiaries except as auditors and independent certified public accountants of the Corporation and its subsidiaries.



Item 8 -  Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements
     Report of Independent Accountants.......................................27
     Report of Predecessor Accountants.......................................28
     Consolidated Balance Sheets at December 31, 1995 and 1994...............29
     Consolidated Statements of Operations for the three years ended
         December 31, 1995...................................................30
     Consolidated Statements of Changes in Stockholders' Equity
         for the three years ended December 31, 1995.........................31
     Consolidated Statements of Cash Flows for the three years ended
         December 31, 1995...................................................32
     Notes to Consolidated Financial Statements..............................33


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ComSouth Bankshares, Inc.


We have audited the consolidated balance sheet of ComSouth Bankshares, Inc. (the "Corporation") and its subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Corporation and its subsidiaries as of December 31, 1994 and 1993, were audited by other auditors whose report dated March 3, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to Notes 1 and 14 to the consolidated financial statements describing the Corporation's change in the methods of accounting for income taxes during 1993 and certain investments in debt and equity securities in 1994.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation and its subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                       J. W. Hunt and Company, LLP

Columbia, South Carolina
January 31, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ComSouth Bankshares, Inc.

     In our opinion, the consolidated balance sheet and the related consolidated statements of inome, of cash flows and of changes in stockholders' equity as of and for each of the two years in the period ended December 31, 1994 (appearing on pages 28 through 31 of the ComSouth Bankshares Inc. and its subsidiaries 1995 Annual Report to Shareholders and in this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of ComSouth Bankshares, Inc. and its subsidiaries as of and for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of ComSouth Bankshares, Inc. for any period subsequent to December 31, 1994.

         As  discussed  in  Notes  1  and  13  to  the  consolidated   financial
statements, the Corporation changed its methods of accounting for income taxes during 1993 and certain investments in debt and equity securities in 1994.



Price Waterhouse LLP

Columbia, South Carolina
March 3, 1995


                                                                                   COMSOUTH BANKSHARES, INC.
                                                                                     CONSOLIDATED BALANCE
                                                                                            SHEETS

                                                                                          December 31,
                                                                                -------------------------------
                                                                                   1995                   1994
                                                                                  -----                  -----
Cash and due from banks                                                        $ 10,979,878           $ 5,106,898
Federal funds sold                                                                6,270,000
                                                                               ------------           -----------
  Total cash and cash equivalents                                                17,249,878             5,106,898
Investment securities:
Held to maturity, at amortized cost
  (fair value of $9,333,599 in 1995
  and $15,530,301 in 1994)                                                        9,319,839            16,110,175
Available-for-sale, at fair value
  (amortized cost of $12,671,841 in 1995
  and $6,041,455 in 1994)                                                        12,815,394             5,767,879
Loans
  (less allowance for loan losses
  1995 - $1,784,508; 1994 - $1,593,771)                                          91,024,087            67,300,821
Premises and equipment, net                                                       1,287,558             1,260,403
Accrued interest receivable                                                       1,104,905               800,413
Other assets                                                                        620,967               573,064
                                                                               ------------           -----------
Total Assets                                                                   $133,422,628           $96,919,653
                                                                               ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest bearing demand                                                     24,246,101            13,392,536
  NOW, money market and savings                                                  49,321,293            38,835,216
  Time deposits of $100,000 or more                                              18,785,241            12,552,279
  Time deposits less than $100,000                                               23,255,643            16,477,232
  Other time                                                                      2,154,512             1,651,146
                                                                               ------------           -----------
Total deposits                                                                  117,762,790            82,908,409
Federal funds purchased and securities sold under
  agreements to repurchase                                                        1,754,912             2,945,749
Note payable                                                                                              125,000
U.S. Treasury tax and loan accounts                                                 438,486               351,558
Other liabilities                                                                 1,587,302               484,961
                                                                               ------------           -----------
Total Liabilities                                                               121,543,490            86,815,677
                                                                               ------------           -----------
Stockholders' Equity:
Preferred stock
  (no par value, 50,000,000 shares authorized;
  no shares issued or outstanding)
Special stock
  (no par value, 50,000,000 shares authorized;
  no shares issued or outstanding)
Common stock
  (no par value, 50,000,000 shares authorized;
  shares issued and outstanding - 1,385,701 in
  1995 and 1,368,456 in 1994)                                                    11,830,145            11,711,421
Accumulated deficit                                                                 (45,752)           (1,426,885)
Unrealized gain (loss) on investment
  securities available-for-sale, net of applicable
  deferred income taxes                                                              94,745              (180,560)
                                                                               ------------           -----------
Total Stockholders' Equity                                                       11,879,138            10,103,976
                                                                               ------------           -----------
Commitments and contingencies
  (Notes 2, 9, and 16)
                                                                               ------------           -----------
Total Liabilities and Stockholders' Equity                                     $133,422,628           $96,919,653
                                                                               ============           ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                          COMSOUTH BANKSHARES, INC
                                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                                  1995                 1994                 1993
                                                                                  ----                 ----                 ----
Interest income:
Interest and fees on loans                                                   $ 7,723,855          $ 5,503,179           $5,064,730
Investment securities                                                          1,361,008            1,209,414            1,381,471
Federal funds sold                                                               148,778               73,463               90,663
                                                                             -----------          -----------           ----------
  Total Interest income                                                        9,233,641            6,786,056            6,536,864
                                                                             -----------          -----------           ----------
Interest expense:
Interest on deposits                                                           4,008,427            2,475,804            2,630,196
Federal funds purchased and securities sold
  under agreements to repurchase                                                  82,783               64,862               28,578
U.S. Treasury tax and loan accounts                                               33,120               20,124               15,977
Note payable                                                                         233                8,993               14,980
                                                                             -----------          -----------           ----------
  Total Interest expense                                                       4,124,563            2,569,783            2,689,731

Net interest income                                                            5,109,078            4,216,273            3,847,133
Provision for loan losses                                                        195,000               75,000              135,000
                                                                             -----------          -----------           ----------
Net interest income after provision for loan losses                            4,914,078            4,141,273            3,712,133
                                                                             -----------          -----------           ----------
Noninterest income:
Lending operations and services                                                  957,418              320,921              307,057
Service charges on deposit accounts                                              442,397              360,436              319,088
Gain on sale of real estate owned                                                  8,063               17,551
Gain on sale of mortgage loans                                                                         24,309               18,173
Gain on sale of securities                                                                                                   2,867
Other                                                                             61,464               47,483               42,437
                                                                             -----------          -----------           ----------
                                                                               1,469,342              770,700              689,622
                                                                             -----------          -----------           ----------
Noninterest expense:
Salaries and employee benefits                                                 2,481,335            2,053,878            1,939,723
Occupancy expenses                                                               429,183              384,133              391,211
Furniture and equipment expenses                                                 341,966              281,216              241,955
Advertising and marketing                                                         78,643               83,735               51,067
Other                                                                          1,244,695            1,124,005            1,211,657
                                                                             -----------          -----------           ----------
                                                                               4,575,822            3,926,967            3,835,613
                                                                             -----------          -----------           ----------

Income before provision for income taxes                                       1,807,598              985,006              566,142
Income tax (expense) benefit                                                    (426,127)              61,742              (43,525)
                                                                             -----------          -----------           ----------
Net income                                                                   $ 1,381,471          $ 1,046,748           $  522,617
                                                                             ===========          ===========           ==========

Earnings per common share:
Net income per weighted average number of
  common shares outstanding                                                  $      1.00          $      0.76           $     0.38
                                                                             ===========          ===========           ==========






The accompanying notes are an integral part of these consolidated financial statements.


                                                      COMSOUTH BANKSHARES, INC
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                    Unrealized
                                                                                                  Gain (loss) on        Total
                                                       Common Stock              Accumulated        Investment      Stockholders'
                                                       Shares   Amount             Deficit          Securities          Equity
                                                       ------   ------             -------          ----------          ------
Balance at December 31, 1992                      1,368,456      $11,711,421       ($2,996,250)                     $ 8,715,171
Net income                                                                             522,617                          522,617
                                                  ---------      -----------       -----------       ---------      -----------

Balance at December 31, 1993                      1,368,456       11,711,421        (2,473,633)                       9,237,788
Unrealized loss on investment securities
  available-for-sale, net of applicable
  deferred income taxes at January 1, 1994                                                            ($17,371)         (17,371)
Net income                                                                           1,046,748                        1,046,748
Change in unrealized loss on investment
  securities available-for-sale, net of
  applicable deferred income taxes                                                                    (163,189)        (163,189)
                                                  ---------      -----------       -----------       ---------      -----------
                                                                                                      (180,560)      10,103,976
Round adjustment                                         45              338              (338)
Change in unrealized gain on investment
  securities available-for-sale, net of
  deferred income taxes                                                                                275,305          275,305
Issuance of common stock                             17,200          118,386                                            118,386
Net Income                                                                           1,381,471                        1,381,471
                                                  ---------      -----------       -----------       ---------      -----------

Balance at December 31, 1995                      1,385,701      $11,830,145          ($45,752)      $  94,745      $11,879,138
                                                  =========      ===========       ===========       =========      ===========






















The accompanying notes are an integral part of these consolidated financial statements.

                                                                                          COMSOUTH BANKSHARES, INC
                                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                                 1995                  1994                  1993
                                                                                 ----                  ----                  ----
Cash flows from operating activities:
Net income                                                                   $ 1,381,471           $1,046,748          $   522,617
Adjustments to  reconcile  net income to cash  provided by (used for)
  operating activities:
Depreciation and amortization                                                    288,565              240,620              220,573
Provision for loan losses                                                        195,000               75,000              135,000
Gain on sale of investment securities                                                                                       (2,867)
Deferred tax benefit                                                            (200,000)            (113,000)
Amortization of premium and accretion of
  discount on investment securities                                               17,726               30,467               28,847
Gain on sales of mortgage loans                                                                       (24,309)             (18,173)
Gross amount of loans originated for resale                                                        (1,749,050)          (4,902,925)
Proceeds from loans originated for resale                                                           1,773,359            4,121,898
(Increase) decrease in interest receivable                                      (304,492)             (49,771)             136,882
Decrease (increase) in other assets                                               43,489              263,450             (445,548)
Increase (decrease) in interest payable                                          340,014               31,534             (125,659)
Increase (decrease) in other liabilities                                         713,520               94,319             (148,044)
                                                                             -----------           ----------          -------------
Cash provided by (used for) operating activities                               2,475,293            1,619,367             (477,399)
                                                                             -----------           ----------          -------------
Cash flows from investing activities:
Purchases of investment securities, held-to-maturity                            (493,906)          (1,504,219)         (11,105,163)
Purchases of investment securities, available-for-sale                       (11,556,551)          (2,780,729)
Maturities of investment securities, held-to-maturity                          7,273,578            1,921,698            8,017,942
Maturities of investment securities, available-for-sale                        4,919,100            3,503,800
Proceeds from sale of investment securities                                                                              1,507,500
Net (increase) decrease in loans                                             (23,918,265)          (7,493,018)           2,395,314
Purchases of premises and equipment                                             (308,190)            (299,524)            (144,618)
Proceeds from sale of other real estate owned                                      8,063               17,551
                                                                             -----------           ----------          -----------
Cash (used for) provided by investing activities                             (24,076,171)          (6,634,441)             670,975
                                                                             -----------           ----------          -----------
Cash flows from financing activities:
Net increase (decrease) in deposits                                           34,854,381               10,063             (188,835)
(Maturities of) increase in federal funds purchased                           (1,190,837)           1,500,288            1,028,867
  and securities sold under agreement to repurchase
Payment of note payable                                                         (125,000)                                 (125,000)
Increase (decrease) in U.S. treasury, tax and loan                                86,928            (590,523)             (118,394)
  accounts
Proceeds from issuance of common stock                                           118,386
                                                                             -----------           ----------          -----------
Cash provided by financing activities                                         33,743,858              919,828              596,638
                                                                             -----------           ----------          -----------
Increase (decrease) in cash and cash equivalent                               12,142,980           (4,095,246)             790,214
Cash and cash equivalents at beginning of year                                 5,106,898            9,202,144            8,411,930
                                                                             -----------           ----------          -----------
Cash and cash equivalents at end of year                                     $17,249,878           $5,106,898           $9,202,144
                                                                             ===========           ==========          ===========
Supplemental disclosures of cash flow information:
Cash paid for interest                                                        $3,784,548           $2,538,249           $2,815,389
Cash paid for taxes                                                             $107,995              $33,000              $42,000

Supplemental schedule of noncash investing and
  financing activities:
Loans transferred to other real estate owned                                          $0                   $0             $434,997

Noncash adjustments to report investment securities,  available-for-sale at fair value:
Investment securities, available-for-sale                                       $143,553            ($273,576)
Other (liabilities) assets                                                       (48,808)              93,016
Unrealized gain (loss) on investment securities,
  available-for-sale, net of applicable deferred
  income taxes                                                                   $94,745            ($180,560)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization - ComSouth Bankshares, Inc. (the "Corporation") commenced organizational activities on January 1, 1987, and was chartered on May 15, 1987, as a South Carolina corporation. The Corporation was formed to become a bank holding company and its wholly-owned subsidiaries, Bank of Columbia, N.A. ("BOCL") and Bank of Charleston, N.A. ("BOC") opened for business in Columbia, South Carolina on July 12, 1988, and in Charleston, South Carolina, on April 12, 1990, respectively. BOCL and BOC provide general banking services in the State of South Carolina.

Organization Costs - Organization costs were deferred and were amortized using the straight-line method over five years. Organization costs were fully amortized at December 31, 1995.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities - The subsidiaries adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), on January 1, 1994. Management has reviewed the investment securities portfolio and classified securities as either held-to-maturity or available-for-sale. In determining such classification, securities that the subsidiaries have both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. All other securities are classified as available-for-sale and are carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after tax basis. Gains or losses on sales of investments are reported as a component of noninterest income using the specific identification method.

Prior to the adoption of SFAS 115, investment securities were carried at cost adjusted for amortization of premium and accretion of discount.

Mortgage Loans Held for Resale - Mortgage loans held for resale are valued at the lower of aggregate cost or market value. At December 31, 1993, the Corporation had $799,200, with a fair value of $799,200, in mortgage loans held for resale. There were no mortgage loans held for resale at December 31, 1995 and 1994.

Loans - Loans are reported at their principal amount outstanding. Interest is recognized over the term of the loan on the loan balance outstanding. When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of interest is discontinued unless the loan is well secured and in process of collection. Previously accrued interest on loans transferred to nonaccrual status is reversed against current earnings and any subsequent interest is recognized on the cash basis.

Allowance for Loan Losses - The provision for loan losses charged to operating expense is based on management's evaluation of various factors influencing the collectibility of loans and is intended to maintain an allowance for loan losses at an amount estimated to be adequate to cover inherent losses related to loans outstanding. Factors considered by management in determining the amount of an adequate allowance include past loan loss experience, loan portfolio composition, and current and anticipated economic conditions including effects on industries and specific borrowers.

     Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). These statements require creditors to account for impaired loans, except for those collateral dependent loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.

The Corporation does not apply SFAS 114 to "large groups of smaller balance homogeneous loans that are collectively evaluated for impairment." These groups include the Corporation's consumer loan portfolio, overdraft protection loans, residential mortgage loans, and home equity loans. The major category of loans to which SFAS 114 is applied are commercial loans.

The Corporation determines when loans become impaired through its normal loan administration and review functions. Loans that are on the Corporation's classified loan report are potentially impaired loans. Management considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the agreement.

Nonaccrual loans that fall under the provisions of SFAS 114 and 118 are evaluated for impairment. A nonaccrual loan may not be considered impaired if it is expected that the delay in payment is minimal. As a matter of general policy, the Corporation considers a minimal delay to be within 90 days of when the loan was placed in nonaccrual status. A loan is not impaired during a period of delay if the Corporation expects to collect all the amounts due, including interest due at the contractual interest rate, for the period of the delay.

As a matter of general policy, the Corporation either commences foreclosure proceedings or charges off an impaired loan within 90 days of placing a loan in such status. As of December 31, 1995, the Corporation had no impaired loans.

In accordance with SFAS 114, historical information has not been restated to reflect the application of this accounting standard. Management does not believe that SFAS 114 has a material effect on the comparability of any credit risk measures previously disclosed.

The accrual of interest on impaired loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received. However, if ultimate repayment of principal is not expected, all payments received will be applied to principal.

The adoption of these accounting standards has not had a material effect on the financial position and results of operations of the Corporation.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Additions and major replacements or betterments of premises and equipment are capitalized. Maintenance, repairs and minor improvements are expensed as incurred.

Depreciation of premises and equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives (generally three to fifteen years) of the assets or, if shorter, the lease term for leasehold improvements.

     Other Real Estate Owned (OREO) - Real estate acquired by foreclosure is initially recorded at estimated fair value less estimated disposal costs and are included in other assets. As of December 31, 1995 and 1994, the Corporation had $172,500 and $191,000, respectively, recorded as OREO property. Gains or losses on sales of other real estate owned, writedowns resulting from periodic evaluation of the fair market values of other real estate owned and costs of maintaining and operating other real estate owned are charged to other operating expense. The Corporation realized net gains of $8,063, $17,551 and $0 recorded as other income from the sale of OREO property for the years 1995, 1994, and 1993, respectively. No expenses were recognized for the years presented.

Loan Fees - Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), became effective for annual financial statements for fiscal years beginning after January 1, 1986. SFAS 91 requires that net nonrefundable fees and direct costs of loan originations, if material, be deferred and amortized over the lives of the underlying loans as an adjustment to interest income. The Corporation has elected not to implement SFAS 91 since the net effect of implementation would not have a material effect on the Corporation's financial position or results of operations.

Advertising and Marketing Expenses - The Corporation expenses the costs of advertising and marketing as incurred.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock- based employee compensation plans at fair value. The Corporation has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Corporation's stock at the end of the period.

Retirement Plan - The Corporation established a contribution 401-K plan during 1995 covering substantially all employees. Plan participants may contribute annually up to 12% of their compensation. Additionally, the Corporation may make profit sharing contributions to the Plan annually. The Corporation's contributions to the Plan are determined annually by the Board of Directors. The Corporation contributed approximately $25,300 to the Plan in 1995.

Income Taxes - The Corporation and its subsidiaries are subject to federal and state income taxes. (See Note 13).

Reclassification - Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the manner of presentation in 1995.

Earnings Per Share - For purposes of calculating earnings per share, outstanding stock options have been excluded from the per share calculations because the effect of exercising the options is either anti-dilutive or does not result in material dilution of net income per share in any year presented.

NOTE 2 - STOCKHOLDER LEGAL ACTION

On January 24, 1994, a former director of the Corporation and Bank of Columbia, who is a current stockholder of the Corporation brought suit in the Court of Common Pleas of Richland County against the Corporation and eight of its directors and former directors alleging that the defendant directors had breached their fiduciary duties in not pursuing proposals by third parties to acquire the Corporation in 1992. The Corporation is named as a defendant because the plaintiff asserts that the suit is, in part, a derivative action, which is a claim brought by a stockholder that belongs to the Corporation against officers and directors of the Corporation. The Corporation has answered the complaint. Management believes that the suit is without merit and is vigorously defending the suit.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

BOCL and BOC are required to maintain average reserve balances with the Federal Reserve, or in vault cash. The average daily reserve balance requirement for December 31, 1995 was met by vault cash held in the two banks.

At December 31, 1995, the two banks had due from bank balances in excess of federally insured limits in the amount of $7,025,273.

NOTE 4 - INVESTMENT SECURITIES

The  amortized   cost  and  estimated   fair  value  of  investment   securities
held-to-maturity at December 31, 1995 and 1994, are presented below:

                                                     1995                                                1994
                                                     ----                                                ----
                                              Gross        Gross       Estimated                 Gross         Gross     Estimated
                              Amortized     Unrealized   Unrealized      Fair       Amortized  Unrealized   Unrealized     Fair
                                Cost          Gains        Losses        Value        Cost       Gains        Losses       Value
                                ----          -----        ------        -----        ----       -----        ------       -----
U. S. Treasury Securities    $ 4,038,970     $ 4,001      $17,651      $4,025,320  $ 5,059,394               $300,081    $ 4,759,313
U. S. Government Agencies      4,999,809      20,196        9,649       5,010,356   10,698,166    $  844      281,641     10,417,369
Mortgage-backed Securities       281,060      16,863                      297,923      352,615     2,198        1,194        353,619
                             -----------     -------      -------      ----------  -----------    ------     --------    -----------
  Total                      $ 9,319,839     $41,060      $27,300      $9,333,599  $16,110,175    $3,042     $582,916    $15,530,301
                             ===========     =======      =======      ==========  ===========    ======     ========    ===========

The  amortized   cost  and  estimated   fair  value  of  investment   securities
available-for-sale at December 31, 1995 and 1994, are presented below:

                                                     1995                                                1994
                                                     ----                                                ----
                                              Gross        Gross       Estimated                 Gross        Gross      Estimated
                              Amortized     Unrealized   Unrealized      Fair       Amortized  Unrealized  Unrealized      Fair
                                Cost          Gains        Losses        Value        Cost       Gains       Losses        Value
                                ----          -----        ------        -----        ----       -----       ------        -----
U. S. Treasury Securities    $ 4,789,945    $ 66,013       $8,258    $ 4,847,700   $3,789,375                $182,406   $ 3,606,969
U. S. Government Agencies      7,262,046      85,798                   7,347,844    1,800,180                  91,170     1,709,010
Other                            619,850                                 619,850      451,900                               451,900
                             -----------    --------       ------    -----------   ----------   ------       --------    ----------
  Total                      $12,671,841    $151,811       $8,258    $12,815,394   $6,041,455                $273,576    $5,767,879
                             ===========    ========       ======    ===========   ==========   ======       ========    ==========

The  amortized   cost  and  estimated   fair  value  of  investment   securities
held-to-maturity at December 31, 1995, based on their contractual maturities, are shown below:

                                                                                             Estimated
                                                                     Amortized                  Fair
                                                                        Cost                   Value
                                                                    ------------             ----------
Due in one year or less                                             $4,794,125               $4,782,900
Due after one year through five years                                4,301,184                4,311,122
Due after five years through ten years                                  90,489                   95,801
Due after ten years                                                    134,041                  143,776
                                                                    ------------             ----------
                                                                    $9,319,839               $9,333,599
                                                                    ============             ==========

The mortgage-backed securities held at December 31, 1995, mature generally between one and twelve years. The actual lives of these securities may be shorter as a result of prepayments.

The  amortized   cost  and  estimated   fair  value  of  investment   securities
available-for-sale at December 31, 1995, based on their contractual maturities, are shown below:

                                                                                      Estimated
                                                            Amortized                   Fair
                                                              Cost                     Value
                                                          ------------               ------------
Due in one year or less                                   $  1,499,829               $  1,508,400
Due after one year through five years                       10,552,162                 10,687,144
Due after ten years                                            619,850                    619,850
                                                           -----------                -----------
                                                           $12,671,841                $12,815,394
                                                           ===========                ===========

Securities with book values of $15,784,928 and $14,709,428 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes as required by law.

There were no sales of securities during 1995 or 1994. Proceeds from sales of investment securities during 1993 were $1,507,500 and resulted in a realized gain of $2,867.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans were composed of the following:

                                                                December 31,
                                                                ------------
                                                        1995                      1994
                                                       ----                      ----
Commercial                                          $84,216,406                $59,564,663
Real estate-mortgage                                  4,658,041                  5,797,527
Consumer and other                                    3,867,409                  3,005,902
Nonaccrual                                               66,739                    526,500
                                                    -----------                -----------
  Total                                             $92,808,595                $68,894,592
                                                    ===========                ===========

At December 31, 1995, the total loan portfolio included adjustable rate loans totaling approximately $52 million and fixed rate loans totaling approximately $41 million.

Activity in the allowance for loan losses was as follows:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                  1995             1994            1993
                                                                  ----             ----            ----
Balance at beginning of year                                     $1,593,771      $1,450,776       $1,698,327
Provision for loan losses                                           195,000          75,000          135,000
Loan charged off:
  Commercial                                                        (46,704)        (43,565)        (488,282)
  Real estate - mortgage                                                  0            (142)        (103,513)
  Consumer and other                                                (47,167)        (53,393)         (94,842)
                                                                 ----------      ----------       ----------
  Total                                                             (93,871)        (97,100)        (686,637)
                                                                 ----------      ----------       ----------
Recoveries:
  Commercial                                                         85,738         135,955          159,920
  Real estate - mortgage                                                  0             550           97,390
  Consumer and other                                                  3,870          28,590           46,776
                                                                 ----------      ----------       ----------
   Total                                                             89,608         165,095          304,086
                                                                 ----------      ----------       ----------
Balance at end of year                                           $1,784,508      $1,593,771       $1,450,776
                                                                 ==========      ==========       ==========

                                       37

Interest income of $57,370 and $50,932 was recognized during 1995 and 1994, respectively, for loans either returned to accrual status or paid in full from nonaccrual status. No interest income was recognized during 1993 on nonaccrual loans. For those loans classified as nonaccrual as of December 31, 1995, 1994, and 1993, interest income of $9,798, $69,784, and $53,697 would have been recognized in the respective period if those loans had performed under the original terms. No loans were classified as impaired during 1995.

Commercial   loans  include   investments   of  $9,213,386   and  $2,060,916  in
participating interests of loans originated by other financial institutions as of December 31, 1995 and 1994, respectively.

Commercial loans exclude loans serviced for others of $9,048,406 and $7,860,477 as of December 31, 1995 and 1994, respectively. Real estate mortgage loans exclude loans serviced for others of $862,193 and $872,750 as of December 31, 1995 and 1994, respectively, Servicing loans for others generally consists of collecting payments, maintaining escrow accounts and disbursing payments to investors. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

Directors and officers of the Corporation and its subsidiaries are customers of and borrow from the subsidiaries in the ordinary course of business. All of these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with unrelated third parties, and did not involve more than a normal risk of collectibility.

Directors and principal officers' direct and indirect indebtedness to the subsidiaries aggregated $5,024,908 and $4,644,825 at December 31, 1995 and 1994, respectively. During 1995, $2,867,041 of new loans were made to related parties and repayments totaled $2,486,958. Additionally, unfunded commitments to extend credit to directors and officers totaled $1,027,789 for 1995 and $708,279 for 1994, and standby letters of credit totaled $35,000 at December 31, 1995 and 1994.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment included the following:

                                                                                     December 31,
                                                                                     ------------
                                                                            1995                      1994
                                                                            ----                      ----
Leasehold improvements                                                   $ 1,084,820                 $1,032,445
Equipment and furnishings                                                  1,324,175                  1,072,997
                                                                         -----------                 ----------
                                                                           2,408,995                  2,105,442
Less accumulated depreciation and amortization                            (1,121,437)                  (845,039)
                                                                         -----------                 ----------
  Total                                                                  $ 1,287,558                 $1,260,403
                                                                         ===========                 ==========


Depreciation and amortization expenses for 1995, 1994 and 1993 totaled $281,034, $210,503. and $178,794, respectively.


NOTE 8 - NOTE PAYABLE

At December 31, 1994, the Corporation had an outstanding balance of $125,000 on a $350,000 revolving line of credit with a financial institution. Interest was variable at the lender's prime rate (8.50% at December 31, 1994).
The line of credit was fully paid in January 1995.

During 1995, the corporation established a $500,000 revolving line of credit with another financial institution. The line of credit expires August 15, 1996. Interest is variable at the lender's prime rate. The line of credit is collateralized by 200,000 shares of BOCL's common stock. There were no borrowings under the line of credit during 1995.

The line of credit agreement contains covenants. The principal financial covenants require the Corporation to maintain a nonperforming asset ratio of less than or equal to three percent of total consolidated assets, to maintain a capital ratio of not less than seven percent, to maintain a debt coverage ratio equal to 100 percent and requires that each of the subsidiary banks record a return on average total assets of at least .85%. The Corporation was in compliance with the covenants at December 31, 1995.

At December 31, 1995, BOCL had approximately $8.9 million and BOC had approximately $9.5 million in standby credit available from other banks for short-term borrowings.

NOTE 9 - COMMITMENTS

The corporation leases its office facilities under various operating leases. Original lease terms typically range from one to five years and normally have options that permit renewals for additional periods.

The aggregate future minimum lease payments under all noncancellable leases at December 31, 1995 were as follows:

                                           1996         $266,804
                                           1997          253,064
                                           1998          182,364
                                           1999          178,364
                                                        --------
                                                        $880,596
                                                        ========


Total rental expense under the above leases for 1995, 1994 and 1993 was approximately $274,000, $257,000 and $266,000, respectively.

NOTE 10 - STOCK OPTIONS

The Corporation has reserved 46,000 shares of common stock for issuance to key employees under an Incentive Stock Option Plan (the "Qualified Option Plan") and 46,000 shares of common stock for issuance to key employees, officers, and directors under a nonqualified stock option plan (the "Non-Qualified Plan"). During 1995, the Corporation reserved 100,000 shares of common stock for issuance to employees under a nonqualified stock option plan (the "1995 Non-Qualified Plan"). Additionally, as part of the 1995 Non-Qualified Plan, each non-employee director of the Corporation will receive 25 options to purchase common stock for each board of directors meeting attended. The options are exercisable after six months from date of the grant and expire at the earlier of termination of director status or ten years after the date of grant. The option price will be at fair market value at the date of grant. No options were granted in 1995 under this section of the 1995 Non-Qualified Plan as the options are not considered granted until March 1996.

The following table summarizes activity of each plan:

                                                                                     Options
                                                                                    Price Per       Expiration
                                                                    Options           Shares          Dates
                                                                    -------           ------          -----
Qualified Plan
January 1, 1991                                                      43,325         $5.88-$8.70      07/23/00
Exercised during 1992                                                (2,000)              $6.50
Exercised during 1995                                               (16,500)        $5.88-$8.70
Expired during 1995                                                  (4,300)        $5.88-$8.70
                                                                    -------         -----------      --------
December 31, 1995                                                    20,525         $5.88-$8.70      07/23/00
                                                                     ======         ===========      ========

Non-Qualified Plan
January 1, 1991                                                      18,875         $5.88-$8.70      12/31/00
Granted during 1991                                                  23,525               $6.95      12/31/96
Exercised during 1992                                                  (800)              $5.88
Exercised during 1992                                                (1,300)              $6.95
Expired during 1994                                                    (500)              $6.95
Expired during 1995                                                    (700)              $5.88
                                                                     ------         -----------      ---------
December 31, 1995                                                    39,100         $5.88-$8.70
                                                                     ======         ===========      =========

1995 Non-Qualified Plan
Granted during 1995                                                  40,000               $8.50      12/01/00
                                                                     ======               =====      ========

No options were granted during 1992, 1993 or 1994. Since all options granted during 1991 and 1995, in management's option, were issued at exercise prices equal to or greater than the market value of the common stock at the time of grant, compensation expense related to the grant of these options is not being recognized.

As an inducement to the President of BOCL to enter into an employment agreement in January 1992, the Corporation granted total stock options for 22,222 shares of stock at a purchase price of $4.00 per share. The President of BOCL's rights in these options vested as follows:

                                                                                     Number of
                                                           Vesting Date               Shares
                                                           ------------               ------
                                                           January 1993                  7,407
                                                           January 1994                  7,407
                                                           January 1995                  7,408

The Corporation expensed $8,800 and $44,000 during 1994 and 1993, respectively, since the options were granted at a price estimated by management to be below fair market value. No expenses were recorded in 1995 for these options.

NOTE 11 - REGULATORY REQUIREMENTS

National banks are subject to certain restrictions regarding their ability to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency (OCC) is required to pay dividends in excess of each Bank's net profits for the current year plus retained net profits (net profits less dividends paid) for the preceding two years, less any required transfers to surplus. As of December 31,

1995, approximately $749,000 and $2,255,000 of Bank of Columbia's and Bank of Charleston's retained earnings, respectively, were available for distribution to the Corporation as dividends without prior regulatory approval.

Under Federal Reserve regulation, the Banks are also limited as to the amount they may lend to the corporation unless such loans are collateralized by specified obligations. Since the assets of the Corporation do not qualify as assets which may be pledged as collateral to its subsidiary banks, the Corporation is not eligible to obtain loans from its bank subsidiaries.

Current federal regulations require that a bank maintain a Tier 1 ratio of risk-based capital to assets of 4.00% and a total risk-based capital ratio of 8.00%. As of December 31, 1995 BOCL had a Tier 1 capital ratio of 9.95% and a total risk-based capital ratio of 11.21%, while BOC had a Tier 1 capital ratio of 13.86% and a total risk-based capital ratio of 15.12%.

NOTE 12 - OTHER NONINTEREST EXPENSE

Components of other noninterest expense were as follows:


                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                    1995                1994                 1993
                                                                    ----                ----                 ----
Legal, accounting, regulatory and insurance                    $   481,428         $   523,156          $   561,862
Supplies and printing                                              125,914             125,660              125,657
Postage and freight                                                 95,385              69,230               60,447
Dues and subscriptions                                              78,538              45,028               59,068
Loan servicing                                                      78,154              55,327               68,551
Consulting                                                          75,377              33,670               46,320
Telephone                                                           58,217              51,136               52,677
Outside services                                                    52,364              45,863               46,346
Training and other employee expense                                 47,214              42,354               48,193
Directors' fees                                                     28,140              15,510               15,760
Temporary employment service                                        27,035               2,103                   80
Data communications                                                 23,700              20,639               16,163
Travel - nonofficer                                                 17,538              19,295               13,515
Losses - other than bad debt                                        15,112               3,270               30,247
Amortization - organization expense                                  7,530              30,118               41,778
Other                                                               33,049              41,646               24,993
                                                                ----------          ----------           ----------
                                                                $1,244,695          $1,124,005           $1,211,657
                                                                ==========          ==========           ==========


NOTE 13 - INCOME TAXES

The components of consolidated income tax expense (benefit) were as follows:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                      1995            1994             1993
                                                                      ----            ----             ----
Taxes currently payable:
  Federal                                                          $552,598        $ 13,000
  State                                                              73,529          38,258          $43,525
                                                                   --------        --------          -------
                                                                    626,127          51,258           43,525
                                                                   --------        --------          -------
   Deferred income taxes:
   Federal                                                         (200,000)       (113,000)
                                                                   --------        --------          -------
                                                                   $426,127        ($61,742)         $43,525
                                                                   ========        ========          =======

The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1993. SFAS 109's method of accounting for income taxes is an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is required for net deferred tax assets when it is "more likely than not" that such net deferred tax assets will not be fully realized.

The Corporation reported its third consecutive profitable year as of December 31, 1995, and prior federal tax net operating loss carryforwards were utilized in 1995, 1994 and 1993. As a result of these changes in circumstances, management reconsidered its prior policy of fully reserving net deferred tax assets concluding that as of December 31, 1995 and 1994, it is "more likely than not" that approximately $200,000 and $113,000, respectively, of deferred tax assets will be realized. To the extent that the Corporation generates future taxable earnings on a consistent basis, management would reassess the valuation allowance and release appropriate amounts to earnings. The decrease in the valuation allowance was due to the realization of loss carryforwards which are reflected in the 1995 and 1994 income tax expense (benefit).

Deferred tax assets and (liabilities) and related valuation allowances arising in accordance with SFAS 109 at December 31, 1995 and 1994, were as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                                       1995                1994
                                                                                       ----                ----
Allowance for loan losses                                                           $467,986              $406,569
Federal tax net operating loss carryforward                                                                116,754
State tax net operating loss carryforward                                             95,302                78,313
Excess tax over book depreciation                                                     88,727                71,021
Unrealized loss on available-for-sale securities - SFAS 115                                                 93,016
Alternative minimum tax credit                                                                              13,000
Other                                                                                                          428
                                                                                    --------              --------
                                                                                     652,015               779,101
                                                                                    --------              --------

Accretion of discounts on bonds                                                      (17,864)              (46,671)
Adjustment from accrual to cash basis for tax reporting                              (34,737)              (65,790)
Unrealized gain on available-for-sale securities - SFAS 115                          (48,808)
                                                                                    --------              --------
Gross deferred tax liability                                                        (101,409)             (112,461)
                                                                                    --------              --------
Net deferred tax asset before valuation allowance                                    550,606               666,640
Less valuation allowance                                                            (260,624)             (460,624)
                                                                                    --------              --------
Net deferred tax asset                                                              $289,982              $206,016
                                                                                    ========              ========

Total income tax expense (benefit) is different than if it were computed by applying the federal tax rate due to the following:

                                                                                        Percentage of
                                     For the Year Ended December 31,                    Pre-tax income
                                         1995         1994         1993             1995        1994         1993
                                         ----         ----         ----             ----        ----         ----
Tax expense at statutory rate        $614,583     $334,902     $192,488              34.0        34.0         34.0
Net operating loss carryforwards                  (324,746)    (179,026)                        (33.0)       (31.6)
Release of deferred tax asset
  valuation allowance                (200,000)    (113,000)                         (11.1)      (11.5)
State tax, net of federal benefit      48,529       25,250       28,727               2.7         2.6          5.1
Alternative minimum tax expenses      (13,000)      13,000                           (1.0)        1.3
Nondeductible expenses                 12,622                                         1.0
Other, net                            (36,607)       2,852        1,336              (2.0)        0.3          0.2
                                     --------     --------      -------              ----         ---          ---
                                     $426,127     ($61,742)     $43,525              23.6        (6.3)         7.7
                                     ========     ========      =======              ====        ====          ===

At December 31, 1995 the Corporation had net operating loss carryforwards for state income tax purposes of approximately $1.9 million available to offset future state taxable income.

NOTE 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial data for ComSouth Bankshares, Inc. (parent only) was as follows:

                                                                              December 31,
                                                                              ------------
                                                                     1995                     1994
                                                                     ----                     ----
Balance Sheet Data
Cash and short-term investments                                  $      48,971              $   163,647
Investments in subsidiaries, at equity                              11,756,369                9,817,487
Other assets                                                           502,472                  290,678
                                                                   -----------              -----------
  Total assets                                                     $12,307,812              $10,271,812
                                                                   ===========              ===========
Note payable                                                                                   $125,000
Other liabilities                                                  $   428,674                  135,852
Stockholders' equity                                                11,879,138               10,010,960
                                                                   -----------              -----------
  Total liabilities and stockholders' equity                       $12,307,812              $10,271,812
                                                                   ===========              ===========

                                                                            Year ended December 31,
                                                                            -----------------------
                                                                     1995             1994             1993
                                                                     ----             ----             ----
Results of Operations Data
Revenues:
  Management fees                                                   $  878,193       $  844,770         $774,107
  Research fees                                                          1,184            2,309
  Interest income                                                                                             53
                                                                    ----------       ----------         --------
                                                                       879,377          847,079          774,160
                                                                    ----------       ----------         --------
Expenses:
  Interest expense                                                         233            8,993           14,980
  Other expenses                                                     1,068,234          615,130          726,458
                                                                    ----------       ----------         --------
                                                                     1,068,467          624,123          741,438
                                                                    ----------       ----------         --------
Income (loss) before equity in undistributed income
  of subsidiaries                                                     (189,090)         222,956           32,722
Equity in undistributed income of subsidiaries                       1,570,561          823,792          489,895
                                                                    ----------       ----------         --------
Net income                                                          $1,381,471       $1,046,748         $522,617
                                                                    ==========       ==========         ========

                                       43


                                                                            Year ended December 31,
                                                                            -----------------------
                                                                     1995             1994             1995
                                                                     ----             ----             ----
Cash Flow Data
Cash flows from operating activities:
  Net income                                                      $1,381,471        $1,046,748        $522,617
Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
  Equity in income of subsidiaries                                (1,570,561)        (823,792)        (489,895)
  Depreciation and amortization                                       34,110           18,592           20,174
  Increase in other assets                                          (174,641)        (120,654)         (34,902)
  Increase in other liabilities                                      292,822           64,791           48,708
                                                                   ---------        ---------         --------
Cash (used for) provided by operating activities                     (36,799)         185,685           66,702
                                                                   ---------        ---------         --------

Cash flow from investing activities:
  Purchase of premises and equipment                                 (71,263)         (42,070)         (23,686)
                                                                   ---------         --------         --------
Cash used for investing activities                                   (71,263)         (42,070)         (23,686)
                                                                   ---------         --------         --------

Cash from financing activities:
  Net payments of note payable                                      (125,000)                         (125,000)
  Proceeds from issuance of common stock                             118,386
                                                                   ---------         --------         --------
Cash used for financing activities                                    (6,614)               0         (125,000)
                                                                   ---------         --------         --------

Decrease (increase) in cash and cash equivalents                    (114,676)         143,615          (81,984)
Cash and cash equivalents at beginning of year                       163,647           20,032          102,016
                                                                   ---------         --------         --------
Cash and cash equivalents at end of year                           $  48,971         $163,647         $ 20,032
                                                                   =========         ========         ========
Supplemental disclosures of cash flow information:

Cash paid for interest                                             $     233         $  8,993         $ 14,980



NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

BOCL and BOC are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contractual amounts of those instruments reflect the extent of involvement the subsidiaries have in particular classes of financial instruments.

BOCL's and BOC's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 1995 and 1994, BOCL's and BOC's total commitments to extend credit were approximately $18,148,000 and $13,882,000, respectively, including related party amounts (see Note 6). BOCL and BOC evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BOCL and BOC upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by BOCL and BOC to guarantee the performance of a customer to a third party and totaled approximately $1,775,000 and $1,437,000 at December 31, 1995 and 1994,
respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include accounts receivable, inventory, equipment, marketable securities, and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

In October, 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments' ("SFAS 119"), effective for fiscal years beginning after December 15, 1995. This statement amends existing requirements of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" to require disaggregation information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the entity's management of those instruments. As of December 31, 1995, the Corporation holds derivative financial instruments in the amount of $281,060 which have been reported on the balance sheet. Such on-balance sheet instruments are specifically excluded from the scope of SFAS 119.

Most of BOCL's and BOC's business activity is with customers located within the Columbia and Charleston metropolitan areas, respectively. Although BOCL and BOC have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of Columbia and Charleston and the surrounding areas.

NOTE 16 - CONTINGENCIES

In addition to the matter discussed in Note 2, BOCL and BOC are parties to and defendants in other litigation arising from their normal banking activities. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Corporation's financial position or results of operations.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

INVESTMENT SECURITIES:

For securities held as investments, fair value equals quoted market price, if available. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities.

LOAN RECEIVABLES:

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES:

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

COMMITMENTS  TO  EXTEND  CREDIT,   STANDBY  LETTERS  OF  CREDIT,  AND  FINANCIAL
GUARANTEES WRITTEN:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated costs to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair value of the Corporation's consolidated financial instruments at December 31, 1995 are as follows:

(balances in thousands)

                                                            CARRYING        FAIR
                                                             AMOUNT         VALUE
Financial assets:
  Cash and cash equivalents                                  $ 17,250      $ 17,250
  Investment securities                                        22,135        22,148
  Loans:
   Loans                                                       92,809        95,753
    Less, allowance for loan losses                            (1,785)       (1,785)
                                                             --------       -------
      Net loans                                                91,024        93,968
Financial liabilities:
  Deposits                                                    117,763       118,016
  Federal funds purchased and securities
   sold under agreements to repurchase                          1,755         1,755

Unrecognized financial instruments:
  Commitments to extend credit                                  1,775         1,775
  Standby letters of credit                                    18,148        18,735


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 21, 1995, the management of the Corporation, after receiving approval of members of the Corporation's Audit Committee and Board of Directors, informed its independent accountants, Price Waterhouse LLP (the "Prior Accountants"), that such accounting firm would not be retained for the fiscal year ending December 31, 1995. On January 26, 1995, the Board of Directors, after receiving proposals from other accounting firms, formally elected to engage J. W. Hunt and Company, LLP to serve as independent accountants for the year ending December 31, 1995. Prior to their engagement on February 21, 1995, the firm of J. W. Hunt and Company, LLP was not consulted by the Corporation for any financial or accounting matters.

         In connection with the audit of the Corporation's consolidated financial statements for the year ended December 31, 1994, and any subsequent interim period preceding the dismissal of the Prior Accountants and the engagement of the new accountants, there were no disagreements with the Prior Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Prior Accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

         The audit report of the Prior Accountants on the Corporation's consolidated financial statements for the year ended December 31, 1994 was unqualified. There have not been any adverse, disclaimer or modified opinions issued by the Prior Accountants, except as to inclusion of an "emphasis of a matter" paragraph included in their reports addressing uncertainties related to a Formal Agreement entered into with the Comptroller of the Currency with respect to their 1992 and 1993 report, the filing of a notice of intent to effect a change in the composition of the Board of Directors with respect to their 1992 report, and the filing of a shareholder lawsuit against certain members of the Board of Directors with respect to their 1993 report.

         The Board of Directors, upon the recommendation of the Audit Committee, has appointed J. W. Hunt and Company, LLP, independent certified public accountants, as independent auditors for the Corporation and its subsidiaries for the current fiscal year ending December 31, 1996, subject to ratification by the shareholders. J. W. Hunt and Company, LLP has advised the Corporation that neither the firm nor any of its partners has any direct or indirect material interest in the Corporation and its subsidiaries except as auditors and independent certified public accountants of the Corporation and its subsidiaries.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is set forth under "Election of Directors" on pages 4 through 7 of the Registrant's Proxy Statement filed in connection with the 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"), which information is incorporated herein by reference.

Item 11 -  Executive Compensation

The information required by this item is set forth under "Executive Officers" on
pages  7  through  11  of  the  1996  Proxy  Statement,   which  information  is
incorporated herein by reference.

Item 12 -  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under "Security Ownership . . Management" on pages 3 and 4 of the Proxy Statement, which information is incorporated herein by reference.

Item 13 -  Certain Relationships and Related Transactions

The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 11 of the 1996 Proxy Statement, which information is incorporated herein by reference.

                                     Part IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)      Financial Statements and Exhibits

               1. See item 8 for a listing of all financial statements and supplementary data.

               2.   Financial   Statement   Schedules   are   included   in  the
                    consolidated financial statements referenced in Item 14(a)1 above.

               3.   Exhibits

               3(a) Articles of Incorporation of the Registrant (incorporated by
                    reference   to   exhibits   filed   with  the   Registrant's
                    Registration Statement on Form S-1, File No. 33- 29091)

               3(b) Bylaws  of the  Registrant  (incorporated  by  reference  to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993, File No. 0-19045)

               10(a)Lease  Agreement  dated  May  15,  1987   (incorporated   by
                    reference   to   exhibits   filed   with  the   Registrant's
                    Registration Statement on Form S-1, File No. 33-29091)

               10(d)Lease  Agreement  dated  May  19,  1987   (incorporated   by
                    reference to exhibits filed with Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10(e)Incentive  Stock Option Plan  (incorporated  by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10(f)1995  Stock  Option  Plan   (incorporated  by  reference  to
                    exhibits filed with proxy statement relating to Registrant's 1995 Annual Meeting of Shareholders).

               10(g)Employment   Agreement  between  Registrant  and  Arthur  M.
                    Swanson (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10(h)Employment  Agreement  between  Bank of  Columbia,  NA.  and
                    Michael Kapp (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993, File No. 0-19045)

               10(i)Lease  Agreement  dated November 10, 1994  (incorporated  by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994, File No. 0-19045)

               21 List of Subsidiaries (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993, File No. 0-19045)

               24   Power of Attorney

               27   Financial Data Schedule

               (b) No current Reports on Form 8-K were filed during the fourth quarter of 1995

               (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, State of South Carolina, on the 22nd day of March, 1996.


                                           COMSOUTH BANKSHARES, INC.

                                                /s/Arthur M. Swanson
                                           By:----------------------------------
                                               Arthur M. Swanson
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                             Titles                       Date


/s/Arthur M. Swanson
----------------------------   President and Director          March 22, 1996
Arthur M. Swanson           (Principal Executive Officer)


/s/Harry R. Brown
---------------------------    Chief Financial Officer         March 22, 1996
Harry R. Brown                & Chief Operating Officer
                              (Principal Financial and
                                 Accounting Officer)

 /s/Mason R. Chrisman
*                               Chairman of the Board          March 22, 1996
----------------------------
Mason R. Chrisman                   and Director


 /s/W. Carlyle Blakeney, Jr.
*                                     Director                 March 22, 1996
----------------------------
W. Carlyle Blakeney, Jr.

 /s/R. Lee Burrows, Jr.
*
----------------------------          Director                 March 22, 1996
R. Lee Burrows, Jr.


 /s/Charles R. Jackson
*                                     Director                 March 22, 1996
----------------------------
Charles R. Jackson


 /s/J. Michael Kapp
*                                     Director                 March 22, 1996
----------------------------
J. Michael Kapp


 /s/LaVonne N. Phillips
*                                     Director                 March 22, 1996
----------------------------
LaVonne N. Phillips

 /s/John C. B. Smith, Jr.
*                                     Director                 March 22, 1996
----------------------------
John C. B. Smith, Jr.


 /s/Arthur P. Swanson
*                                     Director                 March 22, 1996
----------------------------
Arthur P. Swanson


/s/Harry R. Brown

Harry R. Brown
*  By:  (Attorney in Fact
   for each of the persons
   indicated)

                                INDEX TO EXHIBITS

           Description
 3(a) -    Articles of Incorporation of the Registrant (incorporated by reference to      Previously Filed
           exhibits filed with the Registrant's Registration Statement on Form S-1,
           File No. 33-29029).

 3(b)      - Bylaws of the  Registrant  (incorporated  by  reference to exhibits          Previously Filed
           filed with Previously  Filed the  Registrant's  Annual Report on Form
           10-K for the Year Ended December 31, 1993, File No. 0-19045).

10(a) -    Lease Agreement dated May 15, 1987 (incorporated by reference to               Previously Filed
           exhibits filed with the Registrant's Registration Statement on Form S-1,
           File No. 33-29091).

10(b) -    Lease Agreement dated May 17, 1987 (incorporated by reference to               Previously Filed
           exhibits filed with the Registrant's Registration Statement on Form S-1,
           File No. 33-29091).

10(e) -    Incentive Stock Option Plan (incorporated by reference to exhibits filed       Previously Filed
           with the Registrant's Registration Statement on Form S-1, File No. 3-
           29091).

10(f)      1995 Stock Option Plan  (incorporated  by reference to exhibits filed          Previously Filed
           with Previously Filed proxy statement  relating to Registrant's  1995
           Annual Meeting of Shareholders).

10(g) -    Employment agreement between Registrant and Arthur M. Swanson                  Previously Filed
           (incorporated by reference to exhibits filed with the Registrant's
           Registration Statement on Form S-1, File No. 33-29091).

10 (h) -   Employment agreement between Bank of Columbia, N.A., and J. Michael            Previously Filed
           Kapp (incorporated by reference to exhibits filed with the Registrant's
           Annual Report on Form 10-K for the Year Ended December 31, 1993,
           File No. 0-19045).

10(i) -    Lease Agreement dated November 10, 1994 (incorporated by reference to          Previously Filed
           exhibits filed with the Registrant's Annual Report on Form 10-K for the
           Year Ended December 31, 1994, File No. 0-19045).

21         List of Subsidiaries (incorporated by reference to exhibits filed with the     Previously Filed
           Registrant's Annual Report on Form 10-K for the Year Ended December
           31, 1993, File No. 0-19045).

24         Power of Attorney                                                              Attached

27         Financial Data Schedule                                                        Attached

