Form 10-Q
period 1996-03-31
COMSOUTH BANKSHARES INC
filed 1996-05-14
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996:

Common Stock, No Par Value                                      1,386,501
            Class                                               Number of Shares

                            COMSOUTH BANKSHARES, INC

                                      INDEX

PART I.  Financial Information                                         Page No.

  Item 1.      Financial Statements

               Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995......................3

               Consolidated Statements of Operations -
                 Three months ended March 31, 1996 and
                 March 31, 1995............................................4

               Consolidated Statements of Changes in
                 Stockholders' Equity -
                 Three months ended March 31, 1996 and
                 March 31, 1995............................................5

               Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1996 and
                 March 31, 1995............................................6

               Notes to Consolidated Financial Statements..................7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................9

PART II.     Other Information

  Item 4.      Submission of Matters to a Vote of Security Holders........13

  Item 6.      Exhibits and Reports on Form 8-K...........................13

  Signature...............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,                    December 31,
                                                                     1996                          1995
                                                                 (Unaudited)                       ----
                                                                 -----------
ASSETS
Cash and due from banks                                         $ 10,514,592                  $ 10,979,878
Federal funds sold                                                 7,775,000                     6,270,000
Investment securities held-to-
    maturity, at amortized cost (fair
    value: 1996 - $6,556,330; 1995 -
    $9,333,599)                                                    6,592,691                     9,319,839
Investment securities available-for-
    sale, at fair value (amortized
    cost: 1996 - $18,438,377; 1995 -
    $12,671,841)                                                  18,382,772                    12,815,394
Loans
    (less allowance for loan losses:
    1996 - $1,772,363; 1995 -
    $1,784,508)                                                   95,105,132                    91,024,087
Premises and equipment                                             1,273,850                     1,287,558
Accrued interest receivable                                          980,916                     1,104,905
Other assets                                                         640,954                       620,967
                                                                ------------                  ------------
Total Assets                                                    $141,265,907                  $133,422,628
                                                                ============                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing demand                                      $ 24,772,731                   $24,246,101
NOW, money market and savings                                     57,173,092                    49,321,293
Time deposits of $100,000 or more                                 17,749,972                    18,785,241
Time deposits less than $100,000                                  23,627,987                    23,255,643
Other time                                                         2,603,576                     2,154,512
                                                                ------------                  ------------
Total deposits                                                   125,927,358                   117,762,790
Short-term borrowings                                                771,021                     1,754,912
Note payable                                                         500,000
U.S. Treasury tax and loan accounts                                  888,169                       438,486
Other liabilities                                                  1,037,599                     1,587,302
                                                                ------------                  ------------
Total Liabilities                                                129,124,147                   121,543,490
                                                                ------------                  ------------
Stockholders' Equity:
Preferred Stock
    (no par value, 50,000,000 shares
    authorized; no shares issued or
    outstanding)
Special stock
    (no par value, 50,000,000 shares
    authorized; no shares issued or
    outstanding)
Common stock
    (no par value, 50,000,000 shares
    authorized; 1,385,701 shares
    issued and outstanding)                                       11,830,145                    11,830,145
Accumulated profit (deficit)                                         348,314                      (45,752)
Unrealized (loss) gain on investment
    securities available-for-sale, net
    of tax                                                          (36,699)                        94,745
                                                                ------------                  ------------
Total Stockholders' Equity                                        12,141,760                    11,879,138
                                                                ------------                  ------------
Total Liabilities and Stockholders'
Equity                                                          $141,265,907                  $133,422,628
                                                                ============                  ============

                            COMSOUTH BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)

                                                                  Three Months ended March 31,
                                                            1996                               1995
                                                            ----                               ----
Interest Income:
Interest and fees on
 loans                                                   $2,195,351                         $1,693,857
Investment securities
                                                            368,995                            297,811
Federal funds sold                                           46,467                             14,545
                                                         ----------                         ----------
    Total Interest Income                                 2,610,813                          2,006,213
                                                         ----------                         ----------
Interest Expense:
Interest on deposits                                      1,142,511                            778,628
Securities sold under
agreements
 to repurchase                                               19,684                             36,004
U.S. Treasury tax
 and loan                                                     8,873                              7,860
Notes payable                                                                                      233
                                                         ----------                         ----------
    Total Interest Expense                                1,171,068                            822,725
                                                         ----------                         ----------
Net interest income                                       1,439,745                          1,183,488
Provision for loan
 losses                                                      10,000                             10,000
                                                         ----------                         ----------
Net interest income
 after provision for
 loan losses                                              1,429,745                          1,173,488
                                                         ----------                         ----------
Noninterest Income:
Lending operations
 and services                                               129,389                             75,517
Service charges on
 deposit accounts                                           121,609                            109,485
Gain on sale of
 real estate owned                                                                               8,063
Other                                                       141,078                             77,545
                                                         ----------                         ----------
    Total Noninterest Income                                392,076                            270,610
                                                         ----------                         ----------
Noninterest Expense:
Salaries and
 employee benefits                                          678,405                            564,998
Occupancy expenses                                          108,227                            104,588
Furniture and
 equipment expenses                                          92,851                             78,338
Advertising
 and marketing                                               23,613                             22,078
Other                                                       366,440                            308,827
                                                         ----------                         ----------
    Total Noninterest Expense                             1,269,536                          1,078,829
                                                         ----------                         ----------
Income before
 provision for
 income taxes                                               552,285                            365,269
Income tax expense                                        (158,219)                           (40,390)
                                                         ----------                         ----------
Net income                                               $  394,066                         $  324,879
                                                         ==========                         ==========
Earnings per common
 share:
Net income per
 common share                                            $      .28                         $      .24
                                                         ==========                         ==========



                            COMSOUTH BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                              Unrealized
                                                                                              Gain(Loss)
                                           Common Stock                  Accumulated              on                  Total
                                                                            Profit            Investment          Stockholders'
                                    Shares              Amount            (Deficit)           Securities             Equity
                                    ------              ------            ---------           ----------             ------

Balance at
 December 31, 1994                    1,368,456        $11,711,421         $(1,426,885)          $(180,560)           $10,103,976

Rounding Adjustment                         145              1,090              (1,090)

Change in unrealized
 gain on investment
 securities
 available-for-
 sale, net of tax                                                                                   85,793                 85,793

Net income                                                                     324,879                                    324,879
                                     ----------        -----------          -----------           ---------          ------------

Balance at
 March 31, 1995                       1,368,601        $11,712,511         $(1,103,096)           $ (94,767)         $ 10,514,648
                                      ---------        -----------          -----------           ---------          ------------

Balance at
 December 31, 1995                    1,385,701        $11,830,145         $   (45,752)           $  94,745           $11,879,138

Change in unrealized
 loss on investment
 securities
 available-for-
 sale, net of tax                                                                                  (131,444)             (131,444)

Net income                                                                     394,066                                    394,066
                                     ----------        -----------          ----------            ---------           -----------

Balance at                            1,385,701        $11,830,145          $  348,314           $  (36,699)          $12,141,760
 March 31, 1996                      ==========        ===========          ==========            =========           ===========




                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months ended March 31,
                                                                         1996                    1995
Cash flows from operating activities:
Net income                                                          $   394,066              $  324,879
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                                            72,765                  71,328
Provision for loan losses                                                10,000                  10,000
Deferred Tax Benefit                                                    (50,000)
Amortization of premium and accretion
 of discount on investment securities                                     1,152                   4,788
Decrease (increase) in interest receivable                              123,989                 (59,940)
Decrease in other assets                                                 48,919                  52,726
(Decrease) increase in interest payable                                 (15,604)                 48,478
(Decrease) increase in other liabilities                               (485,293)                 57,193
                                                                    -----------              ----------
Cash provided by operating activities                                    99,994                 509,452
                                                                    -----------              ----------
Cash flows from investing activities:
Purchases of investment securities,
 available-for-sale                                                  (5,766,800)             (1,010,938)
Maturities of investment securities,
 held-to-maturity                                                     2,726,262                 914,141
Net increase in loans                                                (4,091,045)             (4,870,316)
Purchases of premises and equipment                                     (59,057)               (187,091)
Proceeds from sale of other real estate owned                                                     8,063
                                                                    -----------              ----------
Cash used for investing activities                                   (7,190,640)             (5,146,141)
                                                                    -----------              ----------
Cash flows from financing activities:
Net increase in deposits                                              8,164,568               7,500,740
Maturities of short-term borrowings                                    (983,891)                (74,569)
Proceeds (payments) of note payable                                     500,000                (125,000)
Increase in U.S. treasury, tax and
 loan accounts                                                          449,683                  99,055
                                                                    -----------              ----------
Cash provided by financing activities                                 8,130,360               7,400,226
                                                                    -----------              ----------
Increase in cash
 and cash equivalents                                                 1,039,714               2,763,537
Cash and cash equivalents
 at beginning of period                                              17,249,878               5,106,898
                                                                    -----------              ----------
Cash and cash equivalents at end of period                          $18,289,592              $7,870,435
                                                                    ===========              ==========
Supplemental disclosures of cash flow information:
Cash paid for interest                                              $ 1,186,672              $  774,246
Cash paid for taxes                                                 $   545,912              $   14,190
Noncash adjustments to report investment
 securities available-for-sale at fair value:
Investment securities, available-for-sale                           $   (55,605)             $ (143,586)
Other Assets                                                             18,906                  48,819
Unrealized loss on available-for-sale
 securities, net of tax                                             $   (36,699)             $  (94,767)


                            COMSOUTH BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1995, appearing in the Corporation's 1995 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1995. The unaudited results of operations for the three month period ended March 31, 1996 may not necessarily be indicative of the results for the year that will end December 31, 1996.

NOTE 1 - LOAN COMMITMENTS

         At March 31, 1996, standby letters of credit of $1,809,000 and undisbursed amounts of lines of credit of $18,580,000 were outstanding.

NOTE 2 - NOTES PAYABLE

         During 1995 the Corporation established a $500,000 revolving line of credit with another financial institution. The line of credit was based on a variable rate of interest at the lender's prime rate and was scheduled to expire on August 15, 1996. The line of credit was collateralized by 200,000 shares of Bank of Columbia common stock. In addition, the line of credit contained certain covenants with which the Corporation and its subsidiaries were required to comply. As of March 31, 1996, the Corporation was in compliance with the covenants and had an outstanding balance on the line of credit of $500,000.

         In April 1996, the Corporation negotiated a $1,200,000 term loan with another financial institution with a final expiration of December 31, 2001. The interest on the loan is a variable rate of interest at the lender's prime rate less 1/2 of one percent. The loan may have multiple advances, however all advances must be made by December 31, 1996. Payments are scheduled to be $60,000 plus interest per quarter beginning March 31, 1997 until final maturity on December 31, 2001. The loan is secured by 550,000 shares of Bank of Charleston Common Stock. In addition, the loan agreement contains certain covenants with which the Corporation and its subsidiaries are required to comply. The principal financial covenants require the Corporation and each subsidiary to maintain a loan loss reserve to non-performing assets ratio of at least 100%, and the tangible equity to total assets must equal or exceed 8% for the Bank of Charleston ("BOC") and equal or exceed 6% for the Bank of Columbia ("BOCL"). The Corporation must maintain a non-performing loans plus OREO to total loans plus OREO ratio of no greater than 1.80% and must maintain a return on average assets of no less than 1%.

         Additional covenants restrict the Corporation from incurring additional debt, from paying shareholder dividends, unless agreed to by the lender, and require full payment to the lender, if demanded, in the event of a change in the ownership of the Corporation.

         During April 1996, the Corporation took an advance of $500,000 on this loan to pay off the $500,000 advanced on the revolving line of credit discussed above. As a result of the payoff, the $500,000 revolving line of credit, discussed in the first paragraph of this section, was terminated by the Corporation.

         At March 31, 1996, BOCL had available approximately $8.9 million and BOC had available approximately $9.5 million in standby credit from other banks for short-term borrowing.

NOTE 3 - STOCK OPTIONS

         During 1995, the Corporation reserved 100,000 shares of common stock for issuance to employees under a nonqualified stock option plan (the "1995 Non-Qualified Plan"). Additionally, as part of the 1995 Non-Qualified Plan, each non-employee director of the Corporation will receive 25 options to purchase common stock for each board of directors meeting attended. The options are exercisable after six months from date of the grant and expire at the earlier of termination of director status or ten years after the date of grant. A total of 6,125 options were granted on May 1, 1996 to non-employee directors at an exercise price of $13.50 per share. The bid and ask price for ComSouth Bankshares, Inc. Common Stock on the measurement date, April 26, 1996, was $13.50. No other options expired, or were granted, or exercised during this reporting period.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES

         The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. The adoption of the standards did not have a material impact on the Corporation's financial position or results of operations. Currently, the Banks do not have any loans classified as impaired loans.

NOTE 5 - INCOME TAXES

         Deferred tax assets and (liabilities) and the related valuation allowance arising in accordance with SFAS No. 109 at March 31, 1996 and December 31, 1995 are as follows:

                                                            March 31,               December 31,
                                                              1996                      1995
                                                              ----                      ----

Allowance for loan losses                                    $549,443                 $467,986

Excess tax over book depreciation                               8,169                   88,727

State income tax net operating loss                                 0                   95,302
 carryforward

Unrealized loss on available-for-sale
 securities - SFAS 115                                         18,906                        0
                                                             --------                 --------

Gross deferred tax asset                                      576,518                  652,015
                                                             --------                 --------

Accretion of discounts on bonds                                (2,263)                 (17,864)

Adjustments from accrual to cash basis
 for tax reporting                                                  0                  (34,737)

Unrealized gain on available-for-sale
 securities - SFAS 115                                              0                  (48,808)
                                                             --------                 --------

Gross deferred tax liability                                   (2,263)                (101,409)
                                                             --------                 --------

Net deferred tax asset before
 valuation allowance                                          574,255                  550,606

Less valuation allowance                                     (183,137)                (260,624)
                                                             --------                 --------

Net deferred tax asset                                       $391,118                 $289,982
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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans, investment securities and sales of temporary investments. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions are dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At March 31, 1996, BOCL had approximately $8.9 million while BOC had approximately $9.5 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operation of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

         At March 31, 1996 and December 31, 1995, liquid assets of approximately $43.3 million and $39.3 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $18,580,000 and $16,068,000 respectively, and letters of credit totaling $1,809,000 and $1,584,000 respectively.

         Deposit growth is the principal source of funds. Management has decided to pay competitive market rates for deposits. Deposits were approximately $125.9 million at March 31, 1996, which compares to $117.8 million at December 31, 1995. Of the total deposit base of the Corporation at March 31, 1996, approximately $17,750,000 (or 14.1%) was comprised of Certificates of Deposit in amounts $100,000 and higher ("Jumbo Certificates"). These Jumbo Certificates are issued to local customers and none are brokered deposits.

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

         One of the principal uses of funds is to meet loan demand at BOCL and BOC. At March 31, 1996, total loans outstanding were approximately $96.9 million, as compared to $92.8 million at December 31, 1995. During the first three months of 1996, both banks have experienced modest loan growth. The economic picture in the markets serviced by both banks appears to be stable.

         BOCL and BOC each maintain a loan classification system to monitor their exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At March 31, 1996, the allowance for loan losses at BOCL and BOC was approximately $1,006,000 and $766,000, respectively. At December 31, 1995, the allowance for loan losses at BOCL and BOC was approximately $1,030,000 and $755,000 respectively.

         The Comptroller of the Currency ("OCC"), the Banks' primary regulator requires national banks to maintain a Tier 1 (primarily shareholder's equity) risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. However, the OCC reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted. At March 31, 1996, the Tier 1 capital ratio for BOCL was 11.3% and the total capital ratio was 12.5%, while BOC had a tier 1 capital ratio of 13.4% and a total capital ratio of 14.6%.

         The Corporation's primary regulator, the Board of Governors of the Federal Reserve Board (the "Board") has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. The Corporation's Tier 1 capital ratio was approximately 12.5% and its total capital ratio was approximately 13.8% at March 31, 1996. These ratios are well within guidelines established by the Corporation's primary regulator.

RATE SENSITIVITY

         In order to address the volatility in interest rates experienced, the Corporation maintains an interest sensitivity management program, the objective of which is to maintain reasonably stable growth in net interest income despite changes in market interest rates. The Interest Rate Sensitivity Gap ("GAP") is defined as the excess of interest sensitive assets over interest sensitive liabilities that mature or reprice within specified time frames. The GAP is a measure of the Corporation's risk of significant changes in net income at any point in time. Adjustable rate loans, short term loans and temporary investments represent the majority of the Corporation's interest sensitive assets. Money market deposit accounts, NOW accounts, savings accounts and certificates of deposit with maturities of less than one year represent the majority of interest sensitive liabilities.

         In addition to gap analysis, management utilizes simulation modeling techniques to project potential earnings impact due to rate changes. Based on the combination of the gap analysis and simulation modeling, management believes that any rate change would not have a material impact on earnings.

RESULTS OF OPERATIONS

         For the first three months of 1996, the Corporation is reporting net earnings of $394,000 or $.28 per share, compared to $325,000 or $.24 per share for the same period of 1995.

         For the first three months of 1996 loans outstanding have grown by 4.4% while deposits have grown by 6.9%. Most significant is the fact that higher priced CD's and time deposits declined by 1.6% during this period.

         The Corporation had total revenues of $3,003,000 and $2,277,000, and total expenses of $2,609,000 and $1,952,000 for the three months ended March 31, 1996 and 1995, respectively. Summarized below is an analysis of the composition of revenues and expenses for the three months ended March 31, 1996 and 1995.


                                       Three Months Ended March 31,

                                    1996                         1995
                                    ----                         ----

Interest on loans              $2,195,000      73.1%      $1,694,000       74.4%

Interest on investment
securities                        369,000      12.3%         298,000       13.1%

Interest on temporary              47,000       1.5%          14,000         .6%
investments

Non-interest income               392,000      13.1%         271,000       11.9%
                               ----------     ------      ----------      ------

Total Revenues                 $3,003,000     100.0%      $2,277,000     100.00%
                               ==========     ======      ==========     =======


         The increase in revenue provided by interest on loans in the 1996 period over the 1995 period is primarily the result of the strong loan growth realized by both banks during the last half of 1995, coupled with modest growth during the first quarter of 1996. The growth in revenue related to temporary investments is due to the steady growth of deposits. Funds provided by this deposit growth have typically been invested in temporary investments so that funding for loan growth would be readily available as needed.

         The growth in non-interest income was primarily due to fees generated from the origination and sale of mortgage loans. These fees increased by $53,000 over the same period of 1995 due to increased efforts by management in the offering of this service.

         The continued growth of income derived from the Business Manager Product was another major contribution to the growth in non-interest income. This product provides immediate cash flow to small businesses through the purchase by the bank of customer receivables. The bank is paid a fee for the billing and collection of these receivables and retains full recourse against the seller of the purchased receivables in case of default. Fees from this product, mostly from the success of the product in BOC, accounted for $62,000 of the $121,000 increase in non interest income between the two periods.


                                            Three Months Ended March 31,

                                          1996                        1995
                                          ----                        ----

Interest on deposits             $1,142,000      43.8%       $779,000      39.9%

Interest on notes payable
 and securities sold under
 agreements to repurchase            29,000       1.1%         44,000       2.3%

Provision for loan losses            10,000        .4%         10,000        .5%

Salaries and employee
 benefits                           678,000      26.0%        565,000      28.9%

Occupancy expenses                  108,000       4.1%        105,000       5.4%

Furniture and equipment
 expenses                            93,000       3.6%         78,000       4.0%

Legal and Regulatory                163,000       6.2%        126,000       6.5%

Printing and Supplies                38,000       1.5%         28,000       1.4%

Advertising and marketing            24,000        .9%         22,000       1.1%

Other                               324,000      12.4%        195,000      10.0%
                                 ----------     ------     ----------    -------

Total Expenses                   $2,609,000     100.0%     $1,952,000    100.00%
                                 ==========     ======     ==========    =======

         The change in interest paid on deposits is principally due to a strong growth in deposits during 1995. The increase in salaries and employee benefits is primarily due to increased staffing needed to support the strong loan and deposit growth during 1995. The increase in legal and regulatory expenses is primarily due to increased activity in the defense of a pending lawsuit. The increase in other expenses is almost entirely due to federal income tax expense as the Corporation was in a net operating loss carryforward (NOL) position during the first quarter of 1995. The NOL was fully liquidated during the first half of 1995.

NET INTEREST INCOME

         Net interest income represents the differences between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

         Net interest income for the three months ended March 31, 1996 and 1995 was $1,440,000 and $1,184,000 respectively. The average yield on earning assets was 8.5% and 8.7%, the average rate paid on interest bearing liabilities was 4.7% and 4.3%, and the annualized net interest margin was 4.7% and 4.3% for the quarters ended March 31, 1996 and 1995, respectively. The change in yields on earning assets and rates paid on interest bearing deposits between the two periods is basically due to a prime rate reduction of 25 basis points in January of 1996.

Although deposit rates are not directly tied to prime rate changes, the market price of deposits will generally adjust when prime rate changes occur. In an effort to minimize any earnings impact as a result of the rate changes, management concentrated on maintaining a relatively stable net interest margin during the period, as can be seen by the minimal change in the margin between the two periods.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Annual Meeting: April 30, 1996

          (b)  The following directors were elected at the annual meeting:

                                                              VOTES
                                                              -----

                                                      FOR             AGAINST
                                                      ---             -------

                     Mason R. Chrisman              747,649            31,925
                     John C. B. Smith, Jr.          779,229               345
                     Arthur M. Swanson              701,178            78,396

          The following directors continue their terms of office as directors:

                     W. Carlyle Blakeney, Jr.
                     LaVonne N. Phillips
                     Arthur P. Swanson
                     R. Lee Burrows, Jr.
                     Charles R. Jackson
                     J. Michael Kapp

          (c) J. W. Hunt and Company LLP was appointed independent accountants of the Corporation for the fiscal year ending December 31, 1996. The shareholders voted 774,011 votes for and 1,115 against this appointment, with 4,448 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 10, Loan Agreement between Wachovia Bank of South Carolina and ComSouth Bankshares dated April 18, 1996.

               Exhibit 27, Financial Data Schedule.

          (b)  No reports on Form 8-K have been filed during the quarter.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMSOUTH BANKSHARES, INC.
                                                   (Registrant)


                                                   Harry R. Brown
Date:  5/14/96                                By:___________________________
                                                 (Harry R. Brown)
                                                 Chief Financial Officer,
                                                 Chief Operating Officer,
                                                 Secretary and Treasurer

EXHIBIT INDEX


Exhibit 10 Loan Agreement between Wachovia Bank of South Carolina and ComSouth Bankshares

Exhibit 27            Financial Data Schedule