Form 10-Q
period 1996-06-30
COMSOUTH BANKSHARES INC
filed 1996-08-14
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996:

Common Stock, No Par Value                                      1,386,501
                  Class                                         Number of Shares

                            COMSOUTH BANKSHARES, INC

                                      INDEX
PART I.  Financial Information                                          Page No.

 Item 1.     Financial Statements

             Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995...........................3

             Consolidated Statements of Operations -
               Three months and Six months ended June 30, 1996 and
               June 30, 1995.................................................4

             Consolidated Statements of Changes in
               Stockholders' Equity -
               Six months ended June 30, 1996 and
               June 30, 1995.................................................5

             Consolidated Statements of Cash Flows -
               Six months ended June 30, 1996 and
               June 30, 1995.................................................6

             Notes to Consolidated Financial Statements......................7

 Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................9

PART II.     Other Information

 Item 4.     Submission of Matters to a Vote of Security Holders............13

 Item 6.     Exhibits and Reports on Form 8-K...............................13

         Signature..........................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       June 30,
                                                                         1996                       December 31,
                                                                     (Unaudited)                        1995
ASSETS
Cash and due from banks                                             $  8,853,957                  $ 10,979,878
Federal funds sold                                                                                   6,270,000
Investment securities held-to-
    maturity, at amortized cost (fair
    value: 1996 - $6,408,180; 1995 -
    $9,333,599)                                                        6,476,029                     9,319,839
Investment securities available-for-
    sale, at fair value (amortized
    cost: 1996 - $22,543,669; 1995 -
    $12,671,841)                                                      22,273,655                    12,815,394
Loans
    (less allowance for loan losses:
    1996 - $1,800,725; 1995 -
    $1,784,508)                                                      100,226,796                    91,024,087
Premises and equipment                                                 1,486,775                     1,287,558
Accrued interest receivable                                            1,288,591                     1,104,905
Other assets                                                             742,586                       620,967
                                                                    ------------                  ------------
Total Assets                                                        $141,348,389                  $133,422,628
                                                                    ============                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing demand                                          $ 23,345,383                   $24,246,101
NOW, money market and savings                                         57,952,787                    49,321,293
Time deposits of $100,000 or more                                     16,665,212                    18,785,241
Time deposits less than $100,000                                      23,514,749                    23,255,643
Other time                                                             2,432,085                     2,154,512
                                                                    ------------                  ------------
Total deposits                                                       123,910,216                   117,762,790
Short-term borrowings                                                  2,266,311                     1,754,912
Note payable                                                             700,000
U.S. Treasury tax and loan accounts                                    1,181,160                       438,486
Other liabilities                                                        871,265                     1,587,302
                                                                    ------------                  ------------
Total Liabilities                                                    128,928,952                   121,543,490
                                                                    ------------                  ------------
Stockholders' Equity:
Preferred Stock
    (no par value, 50,000,000 shares
    authorized; no shares issued or
    outstanding)
Special stock
    (no par value, 50,000,000 shares
    authorized; no shares issued or
    outstanding)
Common stock
    (no par value, 50,000,000 shares
    authorized; shares issued and
    outstanding - 1,386,501 in 1996
    and 1,385,701 in 1995)                                            11,835,461                    11,830,145
Accumulated profit (deficit)                                             762,185                       (45,752)
Unrealized (loss) gain on investment
    securities available-for-sale, net
    of tax                                                              (178,209)                       94,745
                                                                    ------------                  ------------
Total Stockholders' Equity                                            12,419,437                    11,879,138
                                                                    ------------                  ------------
Total Liabilities and Stockholders'
Equity                                                              $141,348,389                  $133,422,628
                                                                    ============                  ============

                                        3

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months ended                              Six Months ended
                                                          June 30,                                        June 30,

                                                 1996                    1995                     1996                  1995
Interest Income:
Interest and fees on
 loans                                       $2,282,245              $1,849,040                $4,477,596            $3,542,897
Investment securities                           426,528                 302,794                   795,523               600,605
Federal funds sold                               38,408                  59,988                    84,875                74,533
                                             ----------              ----------                ----------            ----------
    Total Interest Income                     2,747,181               2,211,822                 5,357,994             4,218,035
                                             ----------              ----------                ----------            ----------
Interest Expense:
Interest on deposits                          1,136,585                 995,893                 2,279,096             1,774,521
Securities sold under
agreements to repurchase                         12,058                  18,850                    31,742                54,854
U.S. Treasury tax
 and loan                                         7,607                   6,515                    16,480                14,375
Note payable                                     12,652                                            12,652                   233
                                             ----------              ----------                ----------            ----------
    Total Interest Expense                    1,168,902               1,021,258                 2,339,970             1,843,983
                                             ----------              ----------                ----------            ----------
Net interest income                           1,578,279               1,190,564                 3,018,024             2,374,052
Provision for loan
 losses                                          40,000                  30,000                    50,000                40,000
                                             ----------              ----------                ----------            ----------
Net interest income
 after provision for
 loan losses                                  1,538,279               1,160,564                 2,968,024             2,334,052
                                             ----------              ----------                ----------            ----------
Noninterest Income:
Lending operations
 and services                                   115,127                 127,958                   244,516               203,475
Service charges on
 deposit accounts                               134,345                 107,372                   255,954               216,857
Gain on sale of
 real estate owned                                                                                                        8,063
Other                                           161,720                 105,381                   302,798               182,926
                                             ----------              ----------                ----------            ----------
    Total Noninterest Income                    411,192                 340,711                   803,268               611,321
                                             ----------              ----------                ----------            ----------
Noninterest Expense:
Salaries and
 employee benefits                              661,023                 614,987                 1,339,428             1,179,985
Occupancy expenses                              108,765                 108,639                   216,992               213,227
Furniture and
 equipment expenses                              95,627                  85,877                   188,478               164,215
Advertising
 and marketing                                   21,154                  20,108                    44,767                42,186
Other                                           397,848                 335,360                   764,288               644,187
                                             ----------              ----------                ----------            ----------
    Total Noninterest Expense                 1,284,417               1,164,971                 2,553,953             2,243,800
                                             ----------              ----------                ----------            ----------
Income before provision for
 income taxes                                   665,054                 336,304                 1,217,339               701,573
Income tax expense                             (251,183)                (20,727)                 (409,402)              (61,117)
                                             ----------              ----------                ----------            ----------
Net income                                   $  413,871              $  315,577                $  807,937              $640,456
                                             ==========              ==========                ==========            ==========
Earnings per common
 share:
Net income per
 common share                                $      .30              $      .23                     $0.58                 $0.47
                                             ==========              ==========                =========             ==========


                            COMSOUTH BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                              Unrealized
                                                                                              Gain(Loss)
                                           Common Stock                  Accumulated              on                  Total
                                                                            Profit            Investment          Stockholders'
                                                                          (Deficit)           Securities             Equity

                                    Shares              Amount

Balance at
 December 31, 1994                 1,368,456        $11,711,421          $(1,426,885)          $(180,560)           $10,103,976

Rounding Adjustment                      145              1,090               (1,090)

Change in unrealized
 gain on investment
 securities
 available-for-
 sale, net of tax                                                                                211,142                211,142

Net income                                                                   640,456                                    640,456
                                   ---------        -----------          -----------           ---------            -----------

Balance at
 June 30, 1995                     1,368,601        $11,712,511          $  (787,519)           $ 30,582            $10,955,574
                                   =========        ===========          ===========           =========            ===========

Balance at
 December 31, 1995                 1,385,701        $11,830,145          $   (45,752)           $ 94,745            $11,879,138

Change in unrealized
 loss on investment
 securities
 available-for-
 sale, net of tax                                                                               (272,954)              (272,954)

Issuance of common
 stock                                   800              5,316                                                           5,316

Net income                                                                   807,937                                    807,937
                                   ---------        -----------          -----------           ---------            -----------

Balance at
 June 30, 1996                     1,386,501        $11,835,461          $   762,185           $(178,209)           $12,419,437
                                   =========        ===========          ===========           =========            ===========


                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months ended June 30,
                                                                                    1996                         1995
Cash flows from operating activities:
Net income                                                                    $   807,937                   $   640,456
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                                                     149,325                       141,490
Provision for loan losses                                                          50,000                        40,000
Deferred Tax Benefit                                                              (50,000)
Amortization of premium and accretion
 of discount on investment securities                                               3,546                        10,637
Increase in interest receivable                                                  (183,686)                      (81,632)
Decrease (increase) in other assets                                                20,087                        (6,756)
(Decrease) increase in interest payable                                           (92,301)                      220,871
(Decrease) increase in other liabilities                                         (574,829)                       94,993
                                                                              -----------                   -----------
Cash provided by operating activities                                             130,079                     1,060,059
                                                                              -----------                   -----------
Cash flows from investing activities:
Purchases of investment securities,
 held-to-maturity                                                              (1,499,400)
Purchases of investment securities,
 available-for-sale                                                            (9,872,019)                   (4,911,688)
Maturities of investment securities,
 held-to-maturity                                                               4,339,855                     3,725,700
Net increase in loans                                                          (9,252,709)                  (12,219,133)
Purchases of premises and equipment                                              (348,542)                     (220,466)
Proceeds from sale of other real estate owned                                                                     8,063
                                                                              -----------                   -----------
Cash used for investing activities                                            (16,632,815)                  (13,617,524)
                                                                              -----------                   -----------
Cash flows from financing activities:
Net increase in deposits                                                        6,147,426                    16,839,910
Increase in (maturities of) short-term
borrowings                                                                        511,399                    (1,941,843)
Proceeds (payments) of note payable                                               700,000                      (125,000)
Increase in U.S. treasury, tax and
 loan accounts                                                                    742,674                       564,006
Proceeds from issuance of common stock                                              5,316
                                                                              -----------                   -----------
Cash provided by financing activities                                           8,106,815                    15,337,073
                                                                              -----------                   -----------
(Decrease) increase in cash
 and cash equivalents                                                          (8,395,921)                    2,779,608
Cash and cash equivalents
 at beginning of period                                                        17,249,878                     5,106,898
                                                                              -----------                   -----------
Cash and cash equivalents at end of period                                    $ 8,853,957                    $7,886,506
                                                                              ===========                   ===========
Supplemental disclosures of cash flow information:
Cash paid for interest                                                        $ 2,432,270                    $1,623,111
Cash paid for taxes                                                           $   977,606                    $   53,369
Noncash adjustments to report investment
 securities available-for-sale at fair value:
Investment securities, available-for-sale                                     $  (270,014)                   $   46,337
Other Assets (other liabilities)                                                   91,805                       (15,755)
Unrealized (loss) gain on available-for-sale
 securities, net of tax                                                       $  (178,209)                   $   30,582


                            COMSOUTH BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1995, appearing in the Corporation's 1995 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1995. The unaudited results of operations for the six month period ended June 30, 1996 may not necessarily be indicative of the results for the year that will end December 31, 1996.

NOTE 1 - LOAN COMMITMENTS

         At June 30, 1996, standby letters of credit of $1,758,000 and undisbursed amounts of lines of credit of $20,649,000 were outstanding.

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

         Additional covenants restrict the Corporation from incurring additional debt, from paying shareholder dividends, unless agreed to by the lender, and require full payment to the lender, if demanded, in the event of a change in the ownership of the Corporation. As of June 30, 1996, the Corporation was in compliance with the covenants.

         During April 1996, the Corporation took an advance of $500,000 on this loan to pay off the $500,000 advanced on the revolving line of credit discussed above. As a result of the payoff, the $500,000 revolving line of credit, discussed in the first paragraph of this section, was terminated by the Corporation. The Corporation took an additional advance of $200,000 on the $1,200,000 loan in June, 1996 and has a current outstanding balance of $700,000 on the loan.

         At June 30, 1996, BOCL had available approximately $8.9 million and BOC had available approximately $9.5 million in standby credit from other banks for short-term borrowing.

NOTE 3 - STOCK OPTIONS

         During 1995, the Corporation reserved 100,000 shares of common stock for issuance to employees under a nonqualified stock option plan (the "1995 Non-Qualified Plan"). Additionally, as part of the 1995 Non-Qualified Plan, each non-employee director of the Corporation will receive 25 options to purchase common stock for each board of directors meeting attended. The options are exercisable after six months from date of the grant and expire at the earlier of termination of director status or ten years after the date of grant. A total of 6,125 options were granted on May 1, 1996 to non-employee directors at an exercise price of $13.50 per share. The bid and ask price for ComSouth Bankshares, Inc. Common Stock on the measurement date, April 26, 1996, was $13.50. No other options expired or were granted during this reporting period. A total of 800 options were exercised during the second quarter of 1996. See table below for details.

                                                 Options
                                                Price per         Expiration
Non-Qualified Plan              Options           share             Dates
- ------------------              -------           ------            -----
December 31, 1995               39,100         $5.88-$8.70
Exercised during 1996             (400)           $5.88            01/24/00
Exercised during 1996             (225)           $6.95            12/31/00
Exercised during 1996             (175)           $8.00            04/27/97
                                ------         -----------
June 30, 1996                   38,300         $5.88-$8.70
                                ======         ===========



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

NOTE 5 - INCOME TAXES

         Deferred tax assets and (liabilities) and the related valuation allowance arising in accordance with SFAS No. 109 at June 30, 1996 and December 31, 1995 are as follows:




                                                                           June 30,               December 31,
                                                                             1996                    1995

Allowance for loan losses                                                 $556,158                 $467,986

Excess tax over book depreciation                                           18,454                   88,727

State income tax net operating loss                                              0                   95,302
 carryforward

Unrealized loss on available-for-sale
 securities - SFAS 115                                                      91,805                        0
                                                                          --------                 --------

Gross deferred tax asset                                                   666,417                  652,015
                                                                          --------                 --------

Accretion of discounts on bonds                                             (6,815)                 (17,864)

Adjustments from accrual to cash basis
 for tax reporting                                                               0                  (34,737)

Unrealized gain on available-for-sale
 securities - SFAS 115                                                           0                  (48,808)
                                                                          --------                 --------

Gross deferred tax liability                                                (6,815)                (101,409)
                                                                          --------                 --------

Net deferred tax asset before
 valuation allowance                                                       659,602                  550,606

Less valuation allowance                                                  (183,137)                (260,624)
                                                                          --------                 --------

Net deferred tax asset                                                    $476,465                 $289,982
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

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans, investment securities and sales of temporary investments. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions are dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At June 30, 1996, BOCL had approximately $8.9 million while BOC had approximately $9.5 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operation of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

         At June 30, 1996 and December 31, 1995, liquid assets of approximately $37.6 million and $39.3 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $20,649,000 and $16,068,000, respectively, and letters of credit totaling $1,758,000 and $1,584,000, respectively.

         Deposit growth is the principal source of funds. Management has decided to pay competitive market rates for deposits. Deposits were approximately $123.9 million at June 30, 1996, which compares to $117.8 million at December 31, 1995. Of the total deposit base of the Corporation at June 30, 1996, approximately $18,036,000 (or 14.6%) was comprised of Certificates of Deposit in amounts $100,000 and higher ("Jumbo Certificates"). These Jumbo Certificates are issued to local customers and none are brokered deposits.

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

         One of the principal uses of funds is to meet loan demand at BOCL and BOC. At June 30, 1996, total loans outstanding were approximately $102.0 million, as compared to $92.8 million at December 31, 1995. During the first six months of 1996, both banks have experienced modest loan growth. The economic picture in the markets serviced by both banks appears to be stable.

         BOCL and BOC each maintain a loan classification system to monitor their exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At June 30, 1996, the allowance for loan losses at BOCL and BOC was approximately $1,012,000 and $789,000, respectively. At December 31, 1995, the allowance for loan losses at BOCL and BOC was approximately $1,030,000 and $755,000, respectively.

         The Comptroller of the Currency ("OCC"), the Banks' primary regulator requires national banks to maintain a Tier 1 (primarily shareholder's equity) risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. However, the OCC reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted. At June 30, 1996, the Tier 1 capital ratio for BOCL was 10.0% and the total capital ratio was 11.3%, while BOC had a Tier 1 capital ratio of 13.8% and a total capital ratio of 15.0%.

         The Corporation's primary regulator, the Board of Governors of the Federal Reserve Board (the "Board") has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. The Corporation's Tier 1 capital ratio was approximately 11.2% and its total capital ratio was approximately 12.4% at June 30, 1996. These ratios are well within guidelines established by the Corporation's primary regulator.

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

         In addition to gap analysis, management utilizes simulation modeling techniques to project potential earnings impact due to rate changes. Based on the combination of the gap analysis and simulation modeling, management believes that rate changes of the magnitudes that might be reasonably expected to occur in the forseeable future would not have a material impact on earnings.

RESULTS OF OPERATIONS

         For the first six months of 1996, the Corporation had net earnings of $808,000 or $.58 per share, compared to $640,000 or $.47 per share for the same period of 1995.

         For the first six months of 1996 loans outstanding grew by 9.9% while deposits grew by 5.2%. Higher priced CD's declined by 4.4% during this period.

         The Corporation had total revenues of $6,161,000 and $4,829,000, and total expenses of $5,353,000 and $4,189,000 for the six months ended June 30, 1996 and 1995, respectively. Summarized below is an analysis of the composition of revenues and expenses for the six months ended June 30, 1996 and 1995.


                                                       Six Months Ended June 30,

                                                    1996                                    1995
                                         ------------------------             ----------------------------

Interest on loans                       $4,478,000          72.7%             $3,543,000             73.4%

Interest on investment
securities                                 795,000          12.9%                601,000             12.4%

Interest on temporary
investments                                 85,000           1.4%                 74,000              1.5%

Non-interest income                        803,000          13.0%                611,000             12.7%
                                        ----------         ------             ----------            ------

Total Revenues                          $6,161,000         100.0%             $4,829,000           100.00%
                                        ==========         ======             ==========           =======


         The increase in revenue provided by interest on loans in the 1996 period over the 1995 period is primarily the result of the strong loan growth realized by both banks during the last half of 1995, and the first six months of 1996. The growth in revenue related to temporary investments is due to the steady growth of deposits. Funds provided by this deposit growth have typically been invested in temporary investments so that funding for loan growth would be readily available as needed.

         The growth in non-interest income was partially due to fees generated from the origination and sale of mortgage loans. These fees increased by approximately $40,000 over the same period of 1995 due to increased efforts by management in the offering of this service.

         Income derived from the Business Manager product was another major factor contributing to the growth in non-interest income as fees generated from this product increased by approximately $110,000 over the same six month period of 1995. This product provides immediate cash flow to small businesses through the purchase by the bank of customer receivables. The bank is paid a fee for the billing and collection of these receivables and retains full recourse against the seller of the purchased receivables in case of default.

         In addition to fees generated from the lending and Business Manager functions, income derived from deposit services increased by approximately $40,000 over the same six month period last year as a result of the deposit growth realized between the two periods.


                                                                           Six Months Ended June 30,

                                                                       1996                                    1995
                                                            -------------------------             ----------------------------

Interest on deposits                                        $2,279,000          42.6%             $1,775,000             42.4%

Interest on notes payable
 and securities sold under
 agreements to repurchase                                       61,000           1.1%                 69,000              1.6%

Provision for loan losses                                       50,000            .9%                 40,000               .9%

Salaries and employee
 benefits                                                    1,339,000          25.0%              1,180,000             28.2%

Occupancy expenses                                             217,000           4.1%                213,000              5.1%

Furniture and equipment
 expenses                                                      188,000           3.5%                164,000              3.9%

Legal and Regulatory                                           354,000           6.6%                268,000              6.4%

Printing and Supplies                                           81,000           1.5%                 70,000              1.7%

Advertising and marketing                                       45,000            .8%                 42,000              1.0%

Other                                                          739,000          13.9%                368,000              8.8%
                                                            ----------         ------             ----------           -------

Total Expenses                                              $5,353,000         100.0%             $4,189,000           100.00%
                                                            ==========         ======             ==========           =======

         The change in interest paid on deposits is principally due to a strong growth in deposits. The increase in salaries and employee benefits is primarily due to increased staffing needed to support the strong loan and deposit growth, and the increase in legal and regulatory expenses is primarily due to increased activity in the defense of a pending lawsuit. The increase in other expenses is almost entirely due to federal income tax expense as the Corporation was in a net operating loss carryforward (NOL) position during the first quarter of 1995. As a result, tax expense increased by $348,000 between the two periods.

NET INTEREST INCOME

         Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

         Net interest income for the six months ended June 30, 1996 and 1995 was $3,018,000 and $2,374,000 respectively. The average yield on earning assets was 8.5% and 8.7%, the average rate paid on interest bearing liabilities was 4.6% and 4.6%, and the annualized net interest margin was 4.8% and 4.9% for the six months ended June 30, 1996 and 1995, respectively.

         In an effort to minimize any earnings impact as a result of the rate changes, management concentrated on maintaining a relatively stable net interest margin during the period, as can be seen by the minimal change in the margin between the two periods.

SECOND QUARTER EARNINGS

         Earnings for the second quarter of 1996 were $414,000 or $.30 per share, up 31 percent over the $316,000 or $.23 per share reported for the second quarter of 1995. Net interest income showed an increase of approximately $385,000 between the two periods. This increase is the result of the strong loan growth realized by both banks during the second half of 1995 and the first six months of 1996 as the net interest margin for each period was basically the same.

         Total non-interest income increased by $70,000 between the periods as fees generated by the Business Manager program increased by $55,000 and deposit service fees increased by $25,000 over the same period last year. The increased fees from the Business Manager program were the result of increased sales efforts for the product and the increase in fees derived from deposit services resulted from the deposit growth realized between the two periods.

         Total non-interest expenses increased by $350,000 for the second quarter of 1996, compared to the same quarter in 1995. Federal income tax expense increased by $230,000 as the Corporation was in a net operating loss carryforward position in 1995, but was fully liable for taxes in 1996. The other major factors contributing to the increase of non-interest expenses were salaries and employee benefits which increased by $35,000 due to additional staff needed to support the loan and deposit growth realized during the last half of 1995 and the first half of 1996 and legal fees increased by approximately $50,000 due to increased activity during the second quarter of 1996 related to a pending lawsuit.

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


                                       COMSOUTH BANKSHARES, INC.
                                            (Registrant)


                                            Harry R. Brown
Date:  8/13/96                         By:___________________________
                                          (Harry R. Brown)
                                          Chief Financial Officer,
                                          Chief Operating Officer,
                                          Secretary and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit 27                 Financial Data Schedule