Form 10-Q
period 1996-09-30
COMSOUTH BANKSHARES INC
filed 1996-11-13
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996:

Common Stock, No Par Value                            1,387,626
        Class                                         Number of Shares

                            COMSOUTH BANKSHARES, INC.

                                      INDEX
PART I.  Financial Information                                          Page No.

 Item 1.  Financial Statements

          Consolidated Balance Sheets-
            September 30, 1996 and December 31, 1995 . . . . . . . . . . .    1

          Consolidated  Statements of Operations
            Three months and nine months ended
            September 30, 1996 and September 30, 1995 . . . . . . . . . .     2

          Consolidated Statements of Changes in
            Stockholders' Equity -
            Nine months ended September 30, 1996 and
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1996 and
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .    4

          Notes to Consolidated Financial Statements . . . . . . . . . . .  5-6

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .   7-11

PART II.  Other Information

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   12

 Item 2.  Stock Dividend . . . . . . . . . . . . . . . . . . . . . . . . .    12

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    12

          Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 1.  Financial Statements

                               COMSOUTH BANKSHARES
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30                                 December 31,
                                                                  1996                                         1995
                                                                  ----                                         ----
                                                               (Unaudited)
ASSETS
Cash and due from banks                                       $  9,147,390                                 $ 10,979,878
Federal funds sold                                                                                            6,270,000
Investment securities held-to-
  maturity, at amortized cost (fair
  value: 1996 - $6,413,093;
  1995 - $9,333,599)                                             6,460,432                                    9,319,839
Investment securities available-for-
  sale, at fair value (amortized
  cost: 1996 - $21,345,510;
  1995 - $12,671,841)                                           21,152,807                                   12,815,394
Loans
  (less allowance for loan losses:
  1996 - $1,800,167; 1995 -
  $1,784,508)                                                  106,250,881                                   91,024,087
Premises and equipment                                           1,556,324                                    1,287,558
Accrued interest receivable                                      1,020,608                                    1,104,905
Other assets                                                       588,679                                      620,967
                                                              ------------                                 ------------
Total Assets                                                  $146,177,121                                 $133,422,628
                                                              ============                                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposit:
Noninterest bearing deposits                                  $ 25,455,122                                 $ 24,246,101
NOW, money market and savings                                   52,796,252                                   49,321,293
Time deposits of $100,000 or more                               17,377,815                                   18,785,241
Time deposits less than $100,000                                29,748,340                                   23,255,643
Other time                                                       2,455,958                                    2,154,512
                                                              ------------                                 ------------
Total deposits                                                 127,833,487                                  117,762,790
Short-term borrowings                                            2,428,161                                    1,754,912
Note payable                                                       900,000
U.S. Treasury tax and loan accounts                              1,207,886                                      438,486
Other liabilities                                                  890,823                                    1,587,302
                                                              ------------                                 ------------
Total liabilities                                              133,260,357                                  121,543,490
                                                              ------------                                 ------------
Stockholders' Equity:
Preferred Stock
  (no par value, 50,000,000 shares
  authorized; no shares issued or
  outstanding)
Special Stock
   (no par value, 50,000,000 shares
   authorized; no shares issued or
   outstanding)
Common Stock
  (no par value, 50,000,000 shares
  authorized; shares issued and
  outstanding - 1,386,626 in 1996 and
  1,385,701 in 1995)                                            11,835,461                                   11,830,145
Accumulated profit (deficit)                                     1,208,619                                      (45,752)
Unrealized (loss) gain on investment
  securities available-for-sale, net
  of tax                                                          (127,316)                                      94,745
                                                              ------------                                 ------------
Total Stockholders' Equity                                      12,916,764                                   11,879,138
                                                              ------------                                 ------------
Total Liabilities and Stockholders'
  Equity                                                      $146,177,121                                 $133,422,628
                                                              ============                                 ============

                               COMSOUTH BANKSHARES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months ended                            Nine Months ended
                                                      September 30,                                  September 30,
                                                  1996               1995                   1996                 1995
                                                  ----               ----                   ----                 ----
Interest Income:
Interest and fees on
  loans                                       $2,419,860            $2,046,206          $6,897,456           $5,589,103
Investment securities                            433,217               356,277           1,228,740              956,882
Federal funds sold                                13,148                42,067              98,023              116,600
                                              ----------            ----------          ----------           ----------
  Total Interest Income                        2,866,225             2,444,550           8,224,219            6,662,585
                                              ----------            ----------          ----------           ----------
Interest Expense:
Interest on deposits                           1,179,283             1,100,158           3,458,379            2,874,679
Securities sold under
  agreements to repurchase                        30,566                10,797              62,308               65,651
U.S. Treasury tax and
  loan                                             8,339                10,634              24,819               25,009
Note payable                                      14,467                                    27,119                  233
                                              ----------            ----------          ----------           ----------
  Total Interest Expense                       1,232,655             1,121,589           3,572,625            2,965,572
                                              ----------            ----------          ----------           ----------

Net interest income                            1,633,570             1,322,961           4,651,594            3,697,013
Provision for loan losses                              0                65,000              50,000              105,000
                                              ----------            ----------          ----------           ----------
Net interest income
  after provision for
  loan losses                                  1,633,570             1,257,961           4,601,594            3,592,013
                                              ----------            ----------          ----------           ----------
Noninterest Income:
Lending operations
  and services                                    98,021               199,543             342,537              403,018
Service charges on
  deposit accounts                               138,056               109,691             394,010              326,548
Gain on sale of
  real estate owned                                                                                               8,063
Other                                            164,969               124,446             467,767              307,372
                                              ----------            ----------          ----------           ----------
  Total Noninterest Income                       401,046               433,680           1,204,314            1,045,001
                                              ----------            ----------          ----------           ----------
Noninterest Expense:
Salaries and employee
  benefits                                       659,361               647,257           1,998,789            1,827,242
Occupancy expenses                               109,230               107,382             326,222              320,609
Furniture and equipment
  expenses                                       110,282                89,819             298,760              254,034
Advertising and marketing                         23,192                20,509              67,959               62,695
Other                                            468,310               239,818           1,232,598              884,005
                                              ----------            -----------         ----------           ----------
  Total Noninterest Expense                    1,370,375             1,104,785           3,924,328            3,348,585
                                              ----------            -----------         ----------           ----------
Income before provision
  for income taxes                               664,241               586,856           1,881,580            1,288,429
Income tax expense                              (217,807)             (271,670)           (627,209)            (332,787)
                                              ----------            ----------          ----------           ----------
Net Income                                    $  446,434          $    315,186          $1,254,371           $  955,642
                                              ==========          ============          ==========           ==========
Earnings per common share:
Net income per
  common share                                     $0.32                 $0.23               $0.90                $0.70
                                              ==========          ============          ==========           ==========

                               COMSOUTH BANKSHARES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                  Unrealized
                                                                                                  Gain(loss)
                                                                                Accumulated          on                   Total
                                                    Common Stock                  Profit          Investment           Stockholders'
                                             Shares              Amount          (Deficit)        Securities               Equity
                                             ------              ------          ---------        ----------               ------
Balance at
  December 31, 1994                         1,368,456        $11,711,421      ($1,426,885)        ($180,560)             10,103,976
Rounding Adjustment                               145              1,090           (1,090)
Change in unrealized
  gain on investment
  securities
  available-for-
  sale, net of tax                                                                                  191,926                 191,926
Issuance of Common Stock                          700              4,116                                                      4,116
Net income                                                                        955,642                                   955,642
                                            ---------        -----------      -----------          --------             -----------
Balance at September 30, 1995               1,369,301        $11,716,627        ($472,333)          $11,366             $11,255,660
                                            =========        ===========      ===========          ========             ===========

Balance at
  December 31, 1995                         1,385,701        $11,830,145         ($45,752)          $94,745             $11,879,138
Change in unrealized
  loss on investment
  securities
  available-for-
  sale, net of tax                                                                                 (222,061)               (222,061)
Issuance of common
  stock                                           925              5,316                                                      5,316
Net income                                                                      1,254,371                                 1,254,371
                                            ---------        -----------      -----------         ---------             -----------
Balance at September 30, 1996               1,386,626        $11,835,461      $ 1,208,619         ($127,316)            $12,916,764
                                            =========        ===========      ===========         =========             ===========


                               COMSOUTH BANKSHARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months ended September 30,
                                                                  1996                                1995
                                                                  ----                                ----
Cash flows from operating activities:
Net income                                                    $ 1,254,371                       $  955,642
Adjustments to reconcile net income to
  cash provided by operating activities:
Depreciation and amortization                                     237,696                          213,536
Provision for loan losses                                          50,000                          105,000
Deferred Tax Benefit                                              (75,000)
Amortization of premium and accretion
  of discount on investment securities                              6,368                           16,436
Decrease (increase) in interest receivable                         84,297                         (197,540)
Decrease in other assets                                          172,874                           52,979
(Decrease) increase in interest payable                          (107,441)                         293,334
(Decrease) increase in other liabilities                         (540,230)                         294,585
                                                              -----------                       ----------

Cash provided by operating activities                           1,082,935                        1,733,972
                                                              -----------                       ----------

Cash flows from investing activities:
Purchases of investment securities,
  held-to-maturity                                             (1,499,400)
Purchases of investment securities,
  available-for-sale                                          (11,174,538)                     (10,380,950)
Maturities of investment securities,
  held-to-maturity                                              4,353,109                        3,739,743
Maturities of investment securities,
  available-for-sale                                            2,500,000                           19,100
Net increase in loans                                         (15,276,794)                     (16,522,268)
Purchases of premises and equipment                              (506,462)                        (256,938)
                                                              -----------                     ------------

Cash used for investing activities                            (21,604,085)                     (23,401,313)
                                                              -----------                     ------------

Cash flows from financing activities:
Net increase in deposits                                       10,070,697                       26,595,223
Increase in (maturities of) short-term
  borrowings                                                      673,249                         (487,481)
Proceeds (payments) of note payable                               900,000                         (125,000)
Increase in U.S. treasury tax and
  loan accounts                                                   769,400                        1,083,409
Proceeds from issuance of common stock                              5,316                            4,116
                                                              -----------                     ------------
Cash provided by financing activities                          12,418,662                       27,070,267
                                                              -----------                     ------------
(Decrease) increase in cash and
  cash equivalents                                             (8,102,488)                       5,402,926
Cash and cash equivalents
  at beginning of period                                       17,249,878                        5,106,898
                                                              -----------                     ------------
Cash and cash equivalents at end of period                    $ 9,147,390                     $ 10,509,824
                                                              ===========                     ============
Supplemental disclosures of cash flow information:
Cash paid for interest                                         $3,680,066                       $2,672,238
Cash paid for taxes                                            $1,244,155                          $78,624
Noncash adjustments to report investment
  securities available-for-sale at fair value:
Investment securities, available-for-sale                       ($192,703)                         $17,222
Other assets (other liabilities)                                   65,387                           (5,856)
Unrealized (loss) gain on available-for-sale
  securities, net of tax                                        ($127,316)                         $11,366

                               COMSOUTH BANKSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1995, appearing in the Corporation's 1995 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1995. The unaudited results of operations for the nine month period ended September 30, 1996 may not necessarily be indicative of the results for the year that will end December 31, 1996.

NOTE 1 - LOAN COMMITMENTS

     At September 30, 1996, standby letters of credit of $1,770,000 and undisbursed amounts of lines of credit of $21,454,000 were outstanding.

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

     In April 1996, the Corporation negotiated a $1,200,000 term loan with another financial institution with a final expiration of December 31, 2001. The interest on the loan is a variable rate of interest at the lender's prime rate less 1/2 of one percent. The loan may have multiple advances, however all advances must be made by December 31, 1996. Payments are scheduled to be $60,000 plus interest per quarter beginning March 31, 1997 until final maturity on December 31, 2001. The loan is secured by 550,000 shares of Bank of Charleston Common Stock. In addition, the loan agreement contains certain covenants with which the Corporation and its subsidiaries are required to comply. The principal financial covenants require the Corporation and each subsidiary to maintain a loan loss reserve to non-performing assets ratio of a least 100%, and the tangible equity to total assets must equal or exceed 8% for the Bank of Charleston ("BOC") and equal or exceed 6% for the Bank of Columbia ("BOCL"). The Corporation must maintain a non-performing loans plus OREO to total loans plus OREO ratio of no greater than 1.80% and must maintain a return on average assets of no less than 1%.

     Additional covenants restrict the Corporation from incurring additional debt, from paying shareholder dividends, unless agreed to by the lender, and require full payment to the lender, if demanded, in the event of a change in the ownership of the Corporation. As of September 30, 1996, the Corporation was in compliance with the covenants.

     During April 1996, the Corporation took an advance of $500,000 on this loan to pay off the $500,000 advanced on the revolving line of credit discussed above. As a result of the payoff, the $500,000 revolving line of credit, discussed in the first paragraph of this section was terminated by the Corporation. The Corporation took an additional advance of $200,000 on the $1,200,000 loan in September, 1996 and has a current outstanding balance of $900,000 on the loan.

     At September 30, 1996, BOCL had available approximately $8.9 million and BOC had available approximately $9.5 million in standby credit from other banks for short-term borrowing.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

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

NOTE 4 - INCOME TAXES

     Deferred tax assets and (liabilities) and the related valuation allowance arising in accordance with SFAS No. 109 at September 30, 1996 and December 31,1995 are as follows:

                                                      September 30,             December 31,
                                                          1996                      1995
                                                          ----                      ----
Allowance for loan losses                              $548,755                    $467,986
Excess tax over book depreciation                        32,890                      88,727
State income tax net operating loss
  carryforward                                                                       95,302
Unrealized loss on available-for-sale
  securities - SFAS 115                                  65,387                           0
                                                       --------                    --------
Gross deferred tax asset                                647,032                     652,015
                                                       --------                    --------
Accretion of discounts on bonds                          (8,763)                    (17,864)
Adjustments from accrual to cash basis
  for tax reporting                                                                 (34,737)
Unrealized gain on available-for-sale
  securities - SFAS 115                                                             (48,808)
                                                       --------                    --------
Gross deferred tax liability                             (8,763)                   (101,409)
                                                       --------                    --------
Net deferred tax asset before
 valuation allowance                                    638,269                     550,606
Less valuation allowance                               (158,137)                   (260,624)
                                                       --------                    --------
Net deferred tax asset                                 $480,132                    $289,982
                                                       ========                    ========

                                       6

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans, investment securities and sales of temporary investments. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions are dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At September 30, 1996, BOCL had approximately $8.9 million while BOC had approximately $9.5 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operation of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

     At September 30, 1996 and December 31, 1995, liquid assets of approximately $30.3 million and $30.1 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $21,454,000 and $16,068,000 respectively, and letters of credit totaling $1,770,000 and $1,584,000 respectively.

     Deposit growth is the principal source of funds. The Banks generally pay competitive market rates for deposits. Deposits were approximately $127.8 million at September 30, 1996, which compares to $117.8 million at December 31, 1995. Of the total deposit base of the Corporation at September 30, 1996, approximately $17,378,000 (or 13.6%) was comprised of Certificates of Deposits in amounts $100,000 and higher ("Jumbo Certificates"). These Jumbo Certificates are primarily issued to local customers and none are brokered deposits.

     While most of the large time deposits are acquired from customers with standing relationships with the Banks, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and they therefore have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Management believes that the Corporation's liquidity position is relatively strong and is adequate to meet the expected withdrawal demand of these Jumbo Certificates.

     One of the principal uses of funds is to meet loan demand at BOCL and BOC. At September 30, 1996, total loans outstanding were approximately $108.0 million, as compared to $92.8 million at December 31, 1995. During the first nine months of 1996, both Banks have experienced strong loan growth. The economic picture in the markets serviced by both Banks appears to be stable.

     BOCL and BOC each maintain a loan classification system to monitor their exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At
September 30, 1996, the allowance for loan losses at BOCL and BOC was approximately $1,009,000 and $791,000, respectively. At December 31, 1995, the allowance for loan losses at BOCL and BOC was approximately $1,030,000 and $755,000, respectively.

     The Comptroller of the Currency ("OCC"), the Banks' primary regulator requires national banks to maintain a Tier 1 (primarily shareholder's equity) risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. However, the OCC reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted. At September 30, 1996, the Tier 1 risk based capital ratio for BOCL was 9.8% and the total risk based capital ratio was 11.1%, while BOC had a Tier 1 risk based capital ratio of 13.6% and a total risk based capital ratio of 14.8%.

     The Corporation's primary regulator, the Board of Governors of the Federal Reserve Board (the "Board") has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier 1 capital. The Corporation's Tier 1 risk based capital ratio was approximately 11.9% and its total risk based capital ratio was approximately 13.1% at September 30, 1996. These ratios are well within guidelines established by the Corporation's primary regulator.

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

     As of September 30, 1996, the Corporation had a negative gap of approximately 8% at the one year interval. In addition to gap analysis, management utilizes simulation modeling techniques to project potential earnings impact due to rate changes. Based on the combination of the gap analysis and simulation modeling, management believes that a rate change within generally forseeable parameters would not have a material impact on earnings.

RESULTS OF OPERATIONS

     For the first nine months of 1996, the Corporation recorded net earnings of $1,254,000 or $.90 per share, compared to $956,000 or $.70 per share for the same period of 1995. Improved net interest income, resulting from strong loan growth in both Banks since the fourth quarter of 1995, was the major factor contributing to the increase in earnings.

For the first nine months of 1996 loans outstanding have grown by 16.4% while deposits have grown by 8.6%.

     The Corporation had total revenues of $9,428,000 and $7,708,000 and total expenses of $7,547,000 and $6,420,000 for the nine months ended September 30, 1996 and 1995, respectively. Summarized below is an analysis of the composition of revenues and expenses for the nine months ended September 30, 1996 and 1995.

                                         Nine Months Ended September 30,

                                         1996                       1995
                                         ----                       ----

Interest on loans             $6,897,000       73.2%      $5,589,000       72.5%

Interest on investment
securities                     1,229,000       13.0%         957,000       12.4%

Interest on temporary
investments                       98,000        1.0%         117,000        1.5%

Non-interest income            1,204,000       12.8%       1,045,000       13.6%
                              ----------      ------      ----------      ------

Total Revenues                $9,428,000      100.0%      $7,708,000      100.0%
                              ==========      ======      ==========      ======


     The increase in income provided by interest on loans is primarily the result of the strong loan growth realized by both Banks as loans outstanding increased by approximately 31% between the two periods. Investment securities income is up as a result of increased yields realized on new purchases and the reinvestment of maturing securities. Investment securities are typically purchased for a two to five year period, as a result, the Corporation was able to reinvest maturing securities purchased prior to prime rate increases in 1994 at much higher yields. The decline in interest on temporary investments is the direct result of the strong loan growth experienced by the Banks as these funds were reallocated to fund the loan growth.

     The change in non-interest income is almost entirely due to growth in the Business Manager Product, a fee based receivables billing and collection service offered by the Banks to their customers. The Bank of Charleston has continuously had success with the product since its implementation in 1994. The Bank of Columbia began to offer the product in early 1995 and has experienced steady growth in the product since its introduction into the Columbia market place.

                                            Nine Months Ended September 30,
                                            1996                      1995
                                            ----                      ----

Interest on deposits              $3,458,000      45.8%     $2,875,000     44.8%

Interest on notes payable
 and securities sold under
 agreements to repurchase            114,000       1.5%         91,000      1.4%

Provision for loan losses             50,000        .7%        105,000      1.6%

Salaries and employee
 benefits                          1,999,000      26.5%      1,827,000     28.5%

Occupancy expenses                   326,000       4.3%        321,000      5.0%

Furniture and equipment
 expenses                            299,000       4.0%        254,000      4.0%

Legal and Regulatory                 551,000       7.3%        342,000      5.3%

Printing and Supplies                124,000       1.6%         97,000      1.5%

Advertising and marketing             68,000        .9%         63,000      1.0%

Other                                558,000       7.4%        445,000      6.9%
                                  ----------     ------     ----------    ------

Total Expenses                    $7,547,000     100.0%     $6,420,000    100.0%
                                  ==========     ======     ==========    ======


     The increase in interest on deposits during the period was the result of deposit growth by both banks to support the funding needs required by the strong loan demand. The increase in interest on the notes payable category is mostly due to the $900,000 borrowing by the holding company during the period to support short falls in its cash flow due to payment of legal expenses and corporate taxes. The increase in salary and wages expense was the result of annual merit increases and the addition of clerical staff to support the loan and deposit growth. Activity significantly increased during this period in the defense of the pending lawsuit filed by a former director resulting in the higher expense noted in the Legal and Regulatory category. However, the efforts made in this defense appeared to bring what management believes to be positive results concerning the suit. More information is provided in Part II - Other Information, Item 1. Legal Proceeding concerning this suit. Other expenses increased as a result of a loss recognized during the third quarter of $25,000 on a counterfeit check, a loss of approximately $23,000 on the sale during the third quarter of a piece of other real estate held (OREO) and the remainder principally due to various expenses such as temporary employees to support the strong growth during the period. The decrease in the provision for loan losses reflected management's assessment that the quality of the loan portfolio continued to be strong and no additional provision was warranted.

NET INTEREST INCOME

     Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

     Net interest income for the nine months ended September 30, 1996 and 1995 was $4,651,000 and $3,697,000, respectively. The average yield on earning assets was 8.6% and 8.7%, the average rate paid on interest bearing liabilities was 4.6% and 4.7%, and the annualized net interest margin was 4.8% and 4.9% for the nine months ended September 30, 1996 and 1995, respectively.

     In an effort to minimize any earnings impact as a result of rate changes, management concentrated on maintaining a relatively stable net interest margin during the period, as can be seen by the minimal change in the margin between the two periods.

THIRD QUARTER EARNINGS

     Earnings for the third quarter of 1996 were $446,000 or $.32 per share, up 41 percent over the $315,000 or $.23 per share reported for the third quarter of 1995. Net interest income showed an increase of approximately $310,000 between the two periods. This increase is the result of the strong loan growth realized by both Banks during the second half of 1995 and the first nine months of 1996 as the net interest margin for each period was basically the same.

     Total non-interest income declined by approximately $30,000 between the periods as fees generated by the mortgage lending function decreased by $100,000 due to the downsizing of the function in the Bank of Columbia during the first half of 1996. Business Manager fees increased by $45,000 over the same period last year as the BOC program continued to perform well. BOCL implemented the product in the first quarter of 1996, and has begun to realize revenue from its efforts as well. Additionally, fees from deposit services increased by $20,000 between the two periods as a result of the strong deposit growth since the previous year.

     Total non-interest expense, including income tax expense, increased by approximately $212,000 in the third quarter of 1996 as compared to the same quarter in 1995. The major factors contributing to this increase were an increase of $125,000 in legal fees as a result of increased activity in the law suit during the third quarter 1996, the increase in other expenses of approximately $45,000 is primarily due to a loss incurred on a counterfeit check of $25,000 and a loss of $23,000 on the sale of a piece of OREO property during the quarter.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

     Reference is made to the discussions under "Legal Proceedings" in the Corporation's Forms 10-Q for each of the quarters ended March 31, 1996 and June 30, 1996.

     On October 8, 1996, the judge handling the stockholder litigation by Carl Almond against the Corporation and eight of its present and former directors ruled that the plaintiff could not maintain the suit as a class action or as a derivative suit. Only the individual claims of the named plaintiff will be covered by the suit. Those claims will continue to be vigorously defended. Plaintiff has requested that the judge reconsider his ruling.

     On or about November 5, 1996, through November 9, 1996, five other stockholders of the Corporation, James E. Finley, William Blaylock, William S. Minter, Jr., William S. Minter, III, and Vernon E. Sanders instituted nearly identical suits against the Corporation and the same directors and former directors of the Corporation who are defendants in the suit referenced above. The suits were instituted in the Court of Common Pleas for Richland County, South Carolina and make essentially the same allegations as the Carl Almond lawsuit and seek damages on account of the alleged activities of the defendant directors. The plaintiffs do not seek to recover any damages from the Corporation but the Corporation may, nevertheless, incur significant expenses to indemnify the defendant directors pursuant to applicable law.

ITEM 2.  STOCK DIVIDEND

     At its October 29, 1996 Board of Directors Meeting, the board declared a ten percent (10%) stock dividend for holders of record as of November 15, 1996. The dividend is to be paid on December 2, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27, Financial Data Schedule

(b)  No reports on Form 8-K have been filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMSOUTH BANKSHARES, INC.
                                                           (Registrant)

                                                  Harry R. Brown
Date: 11/13/96                              By: --------------------------------
                                                  (Harry R. Brown)
                                                  Chief Financial Officer,
                                                  Chief Operating Officer,
                                                  Secretary and Treasurer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit 27                               Financial Data Schedule