Form 10-K
period 1996-12-31
COMSOUTH BANKSHARES INC
filed 1997-03-28
CIK 823246

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the Fiscal year Ended December 31, 1996          Commission File No. 0-19045

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock (no par value), held by affiliates of the Registrant on March 14, 1997 was approximately $4,774,000. As of March 14, 1997, there were 1,534,726 shares of the Registrant's Common Stock outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      Documents Incorporated by Reference:

(1) Portions of the Registrant's definitive Proxy Statement for its April 29, 1997 Annual Meeting of stockholders incorporated by reference into Part III hereof.

(2) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 incorporated by reference into Part II hereof.

                                     PART I

Item 1   -        Business

General

ComSouth Bankshares, Inc. (the "Corporation") is a registered bank holding company incorporated on May 15, 1987 pursuant to the laws of the state of South Carolina. It presently conducts its business through its two bank subsidiaries (the "Banks"), Bank of Columbia, N.A. ("BOCL") and Bank of Charleston, N.A. ("BOC"). The Corporation employees 58 full-time employees.

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

Data Processing. During 1994 and early 1995, the Corporation upgraded its data processing equipment to an IBM AS 400 mainframe and a 3892 IBM sorter in preparation for anticipated growth. This equipment is owned jointly by BOC and BOCL and is operated by personnel of the Corporation through a service agreement between both Banks and the Corporation. The flexibility and capacity of this equipment is expected to be sufficient to service the current needs of BOC and BOCL.

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

Competition. South Carolina law permits state-wide branching by banks and savings and loan associations, and many financial institutions have branch networks. South Carolina law also permits regional interstate banking, and six of the larger commercial banks in the Columbia Metropolitan Statistical Area ("CMSA") are affiliated with regional banking groups. Approximately thirty financial institutions are represented in the CMSA, including banks, savings institutions and credit unions. Six of the larger commercial banks in the Charleston area are also affiliated with regional banking groups. Approximately twenty-three financial institutions are represented in the Charleston area, including banks, savings institutions and credit unions.

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

Anticipated Growth. BOCL's initial capitalization was $5.5 million. Although its capital has been reduced somewhat by costs of opening and initial operations, BOCL's capital is expected to be adequate to support assets of approximately $103 million, based on normal bank regulatory guidelines and asset mix. BOCL's growth is expected to come primarily from within its market area through loan and deposit business generated at BOCL's main office and drive-through facility, both located in downtown Columbia. BOC's initial capitalization was $5.5 million. BOC's capital is expected to be adequate to support assets of approximately $158 million, based on current bank regulatory guidelines and asset mix. Initially, BOC's growth is expected to come primarily from within the Charleston area through loan and deposit business generated at BOC's main office and drive-through facility, both located in downtown Charleston.

Future possibilities for loan and deposit growth include branching beyond the Banks' respective immediate market areas, and beyond the larger market areas through merger, purchase of existing banks or establishment of new branches.

Premises. The principal operating facility for BOCL is located in the Barringer Building, a National Place of Historic Interest, at the corner of Washington and Main Streets in downtown Columbia, South Carolina. BOCL has leased approximately 9,300 square feet of space consisting of the street floor and two other floors in the building. The main banking lobby is situated on the street floor with access from both Washington and Main Streets. The initial lease term commenced on December 1, 1987. The term of the lease is five years with options to renew for two consecutive five-year periods. During 1996, the lease was amended to add an additional 2,700 square feet of space on the street and second floors. An option to renew for a third five-year period was also included in the amendment. BOCL exercised the first five-year option period during 1996.

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

The Corporation has leased a drive-up facility located at 1313 Lady Street, three blocks from the Main Street premises. The Corporation and BOCL are currently leasing this facility on a three-year lease which commenced on October 1, 1994.

Employees. BOCL employs 20 full-time employees and BOC employs 24 full-time employees. To the extent possible, the Banks employ people experienced in the banking profession. Efforts are also made to employ people who are knowledgeable about the Columbia and Charleston areas.

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

Bank Holding Company Regulation

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

         Under the South Carolina Bank Holding Company Act (the "SCBHCA"), it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company,
(ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

         As stated above, the Corporation is a legal entity separate and distinct from the subsidiary Banks. Various legal limitations place restrictions on the ability of the subsidiary Banks to lend or otherwise supply funds to the Corporation or its non-bank subsidiaries. The Corporation, BOC and BOCL are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Corporation, BOC and BOCL also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

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

         Congress has enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Corporation and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. The Corporation believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Corporation does not presently anticipate that such legislation will have a material impact on its operations or future plans.

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

Capital Adequacy

         The various federal bank regulators, including the Federal Reserve and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for possible loan losses (subject to certain limitations), and certain subordinated debt, "hybrid capital instruments", subordinated and perpetual debt and intermediate term and other preferred stock ("Tier 2 Capital"). A minimum ratio of total capital to risk- weighted assets of 8.00% is required and Tier 1 capital must be at least 50% of total capital. The Federal Reserve also has adopted a minimum leverage ratio of Tier 1 Capital to total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

     The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Corporation of any specific minimum leverage ratio applicable to it. As of December 31, 1996, the Corporation, BOC and BOCL had leverage ratios of 9.3%; 11.0%; and 7.4% respectively, and total risk-adjusted capital ratios of 12.8%; 14.8%; 10.8%, respectively.

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

         Effective December 11, 1996, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Corporation does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments are set at 0.00% for the first half of 1997. The FDIC may increase or decrease the new assessment rates semiannually up to a maximum increase or decrease of 5 basis points.

Legislation

         In 1989 and again in 1991, Congress enacted comprehensive legislation affecting the commercial banking and thrift industries: the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA") and the 1991 Banking Law. FIRREA, among other things, abolished the Federal Savings and Loan
Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Bank Insurance Fund ("BIF"), which insures most commercial banks, including BOC and BOCL, and the Savings Association Insurance Fund ("SAIF"), which insures most thrift institutions.

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

         The 1991 Banking Law supplements the federal banking agencies' broad powers to take corrective action to resolve problems of insured depository institutions, generally authorizing earlier intervention in the affairs of a particular institution and imposing express requirements that are tied to the institution's level of capital. If a depository institution fails to meet regulatory capital requirements specified in the 1991 Banking Law, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Where a capital restoration plan is required, the regulatory agency may require a bank holding company to guarantee as a condition of approval of the plan the lower of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations with respect to such a plan and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

         The 1991 Banking Law required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

         The Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non- traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

         The 1991 Banking Law also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         The 1991 Banking Law also required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have issued Interagency
Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The

Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Corporation does not expect the Guidelines to materially change current operations of the Banks.

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

         The federal banking agencies, including the OCC, have issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the OCC extensive demographic and loan data.

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

The principal operating facility for the Corporation is currently located at 1136 Washington Street, Suite 200, Columbia, South Carolina. The Corporation has leased approximately 5,700 square feet of space at that address on a five-year lease commencing on February 1, 1995 with one five-year renewal option. Information relating to the premises leased by the Banks is set forth under Item 1 - "Business - General - The Banks - "Premises." The Corporation considers all properties leased by the Banks suitable and adequate for their intended purpose.

Item 3 - Legal Proceedings

         Incorporated  by  reference  to  Note  2  to   Consolidated   Financial
Statements on page 24 of the Registrant's 1996 Annual Report to Shareholders (the "Annual Report").

Item 4 - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related
Stockholder Matters

         Incorporated by reference to information set forth under the caption "Stock Data and Dividends" on page 15 of the Annual Report.

         During 1996, the Registrant issued shares of its common stock to the following persons upon exercise of options issued pursuant to the Registrant's Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering by the issuer.


  Date                                       Shares          Exercise
 Issued                Name                  Issued           Price
 ------                ----                  ------           -----
05/01/96          William Harley              440         $   5.35
                                              248             6.30
                                              192             7.29
10/17/96          Maurisa B. Hudson         1,100             6.32
12/03/96          Floyd J. Blackmon         1,100             6.32
12/09/06          John P. Barnwell          1,100             6.32
12/12/96          Carmel R. Dodds             550             6.32
12/18/96          Arthur P. Swanson         1,100             6.32
12/30/96          Neida Hendrix               550             6.32
12/31/96          H. Jerry Shearer          2,200             6.32
-- -- --                                    -----
                                            8,580
                                            =====

Item 6 - Selected Financial and Other Data

         Incorporated by reference to information set forth under the caption "Financial Summary" on page 5 of the Annual Report.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Incorporated by reference to information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 17 of the Annual Report.

Item 8 - Financial Statements and Supplemental Data

         Incorporated by reference to the Registrant's Consolidated Financial Statements and Notes thereto and Report of Independent Accountants set forth on pages 18 through 35 of the Annual Report.

Item 9 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

         Incorporated by reference to information set forth under the caption "Changes in Independent Auditors" on page 17 of the Annual Report.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is set forth under "Election of Directors" on pages 4 through 7 of the Registrant's Proxy Statement filed in connection with the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), which information is incorporated herein by reference.

Item 11 -  Executive Compensation

The information required by this item is set forth under "Executive Officers" on
pages  7  through  11  of  the  1997  Proxy  Statement,   which  information  is
incorporated herein by reference.

Item 12 -  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the 1997 Proxy Statement, which information is incorporated herein by reference.

Item 13 -  Certain Relationships and Related Transactions

The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 11 of the 1997 Proxy Statement, which information is incorporated herein by reference.

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

               4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-29091)

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

               13   Portions of 1996 Annual Report to Shareholders

               21 List of Subsidiaries (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993, File No. 0-19045)

               24   Power of Attorney

               27   Financial Data Schedule

               (b) No current Reports on Form 8-K were filed during the fourth quarter of 1996

               (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, State of South Carolina, on the 26th day of March, 1997.


                                           COMSOUTH BANKSHARES, INC.

                                               */s/Arthur M. Swanson
                                           By:----------------------------------
                                               Arthur M. Swanson
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                             Titles                       Date


*/s/Arthur M. Swanson
----------------------------   President and Director            March 26, 1997
Arthur M. Swanson           (Principal Executive Officer)


/s/Harry R. Brown
---------------------------    Chief Financial Officer           March 26, 1997
Harry R. Brown                & Chief Operating Officer
                              (Principal Financial and
                                 Accounting Officer)

*/s/Mason R. Chrisman
                                Chairman of the Board            March 26, 1997
----------------------------
Mason R. Chrisman                   and Director


*/s/W. Carlyle Blakeney, Jr.
                                      Director                   March 26, 1997
----------------------------
W. Carlyle Blakeney, Jr.


*/s/R. Lee Burrows, Jr.
----------------------------          Director                   March 26, 1997
R. Lee Burrows, Jr.


*/s/Charles R. Jackson
                                      Director                   March 26, 1997
----------------------------
Charles R. Jackson


*/s/J. Michael Kapp
                                      Director                   March 26, 1997
----------------------------
J. Michael Kapp


*/s/LaVonne N. Phillips
                                      Director                   March 26, 1997
----------------------------
LaVonne N. Phillips

*/s/John C. B. Smith, Jr.
                                      Director                   March 26, 1997
----------------------------
John C. B. Smith, Jr.


*/s/Arthur P. Swanson
                                      Director                   March 26, 1997
----------------------------
Arthur P. Swanson


/s/Harry R. Brown                                                March 26, 1997

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

4          Specimen  Stock  Certificate  (incorporated  by reference to exhibits          Previously Filed
           filed with the Registrant's  Registration Statement on Form S-1, File
           No. 33-29091)

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

13         Portions of 1996 Annual Report to Shareholders                                 Attached

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


                                       16