Form 10-Q
period 1997-03-31
COMSOUTH BANKSHARES INC
filed 1997-05-14
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 29549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

                         Commission file number: 0-19045

                            COMSOUTH BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


         South Carolina                                          57-0853342
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

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

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997:

Common Stock, No Par Value                                 1,540,987
        Class                                           Number of Shares

                            COMSOUTH BANKSHARES, INC

                                      INDEX

PART I.   Financial Information

  Item 1.            Financial Statements                              Page No.

    Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996 .........................   2

    Consolidated  Statements  of  Operations  Three  months
          ended   March 31, 1997 and March 31, 1996
               .........................................................   3

    Consolidated  Statements  of Cash Flows Three  months ended
          March 31, 1997 and March 31, 1996
               .........................................................   4

    Notes to Consolidated Financial Statements .........................   5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   6

PART II.  Other Information

  Item 1. Legal Proceedings.............................................   9

  Item 4. Submission of Matters to a Vote of Security Holders ..........   9

  Item 6. Exhibits and Reports on Form 8-K .............................   9

  Signature.............................................................  10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,        December 31,
                                                                       1997              1996
                                                                       ----              ----
                                                                   (Unaudited)
ASSETS
Cash and due from banks                                             $  9,747,818     $  9,441,553
Federal funs sold                                                      3,020,000        3,650,000
                                                                    ------------     ------------
  Total cash and cash equivalents                                     12,767,818       13,091,553
Investment securities:
  Held-to-maturity, at amortized cost (fair value of
  $16,210,971 in 1997 and $13,035,431 in 1996)                        16,344,889       13,071,927
  Available-for-sale, at fair value (amortized cost of
  $22,434,587 in 1997 and $21,070,548 in 1996)                        22,286,385       21,034,568
Loans receivable:
  (less allowance for loan losses 1997 - $1,827,335;
  1996 - $1,802,402)                                                 118,551,696      113,879,003
Premises and equipment                                                 1,480,495        1,489,159
Accrued interest receivable                                            1,293,533        1,343,298
Other assets                                                             712,292          724,956
                                                                    ------------     ------------
Total Assets                                                        $173,437,108     $164,634,464
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
  Noninterest bearing demand                                          28,609,357       35,677,721
  NOW, money market and savings                                       60,290,348       56,290,307
  Time deposits of $100,000 or more                                   33,411,019       26,984,224
  Time deposits less than $100,000                                    27,582,239       23,442,953
  Other time deposits                                                  2,918,274        3,012,613
                                                                    ------------     ------------
Total deposits                                                       152,811,237      145,407,818
Federal funds purchased and securities sold under
  agreements to repurchase                                             2,865,020        2,674,394
Note payable                                                           1,140,000        1,200,000
U.S. Treasury tax and loan accounts                                    1,221,097          784,106
Accrued interest                                                         495,250          446,225
Other liabilities                                                        789,414          481,099
                                                                    ------------     ------------
Total Liabilities                                                    159,322,018      150,993,642
                                                                    ------------     ------------

Stockholders' Equity
Preferred Stock
  (no par value, 50,000,000 shares authorized;
  no shares issued or outstanding)
Special stock
  (no par value, 50,000,000 shares authorized;
  no shares issued or outstanding)
Common stock
  (no par value, 50,000,000 shares authorized; shares
  issued and outstanding - 1,536,901 in 1997 and
  1,532,826 in 1996)                                                  13,644,786       13,616,611
Retained earnings                                                        568,118           47,958
Unrealized loss on investment securities available-for-sale,
  net of applicable deferred income taxes                                (97,814)         (23,747)
                                                                    ------------     ------------
Total Stockholders' Equity                                            14,115,090       13,640,822
                                                                    ------------     ------------
Total Liabilities and Stockholders' Equity                          $173,437,108     $164,634,464
                                                                    ============     ============

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                                              Three Months ended March 31,
                                                                1997              1996
                                                                ----              ----
Interest income:
Interest and fees on loans                                     $2,653,768        $2,195,351
Investment securities                                             539,516           368,995
Federal funds sold                                                 48,215            46,467
                                                               ----------        ----------
  Total interest income                                         3,241,499         2,610,813
                                                               ----------        ----------

Interest expense:
Deposits                                                        1,427,395         1,142,511
Federal funds purchased and securities sold
  under agreements to repurchase                                   44,775            19,684
U.S. Treasury tax and loan accounts                                 9,768             8,873
Note payable                                                       23,250                 -
                                                               ----------        ----------
  Total interest expense                                        1,505,188         1,171,068
                                                               ----------        ----------

Net interest income                                             1,736,311         1,439,745
Provision for loan losses                                          15,000            10,000
                                                               ----------        ----------
Net interest income after provision for loan losses             1,721,311         1,429,745

Noninterest income:
Lending operations and services                                   296,547           251,284
Service charges on deposit accounts                               163,265           121,609
Other                                                              22,643            19,183
                                                               ----------        ----------
  Total noninterest income                                        482,455           392,076
                                                               ----------        ----------

Noninterest expense:
Salaries and employee benefits                                    725,732           678,405
Occupancy expenses                                                107,638           108,227
Furniture and equipment                                           109,574            92,851
Advertising and marketing                                          24,058            23,613
Other                                                             400,654           366,440
                                                               ----------        ----------
  Total noninterest expense                                     1,367,656         1,269,536
                                                               ----------        ----------

Income before provision for income taxes                          836,110           552,285
Income tax expense                                               (315,950)         (158,219)
                                                               ----------        ----------
Net income                                                     $  520,160        $  394,066
                                                               ==========        ==========

Earnings per share:
 On common and common equivalents                              $      .32        $      .28
                                                               ==========        ==========
 On a fully diluted basis                                      $      .32        $      .28
                                                               ==========        ==========

                                               COMSOUTH BANKSHARES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                                    Three Months ended March 31,
                                                                       1997              1996
                                                                       ----              ----
Cash flows from operating activities:
Net income                                                          $   520,160       $   394,066
Adjustments to reconcile net income to cash
  provided by operating activities:
Depreciation and amortization                                            72,765            72,765
Provision for loan losses                                                15,000            10,000
Deferred tax benefit                                                                      (50,000)
Amortization of premium and accretion of discount
  on investment securities                                                3,844             1,152
Decrease in interest receivable                                          49,765           123,989
Decrease in other assets                                                 50,819            48,919
Increase (decrease) in interest payable                                  49,025           (15,604)
Increase (decrease) in other liabilities                                308,315          (485,293)
                                                                    -----------       -----------
Cash provided by operating activities                                 1,069,693            99,994
                                                                    -----------       -----------

Cash flows from investing activities:
Purchases of investment securities, held-to-maturity                 (3,281,875)
Purchases of investment securities, available-for-sale               (1,364,500)       (5,766,800)
Maturities of investment securities, held-to-maturity                     5,530         2,726,262
Net increase in loans                                                (4,352,990)       (3,803,156)
Net collections and remittances on loans serviced
  for others                                                           (334,703)         (287,889)
Purchases of premises and equipment                                     (64,101)          (59,057)
                                                                    -----------       -----------
Cash used for investing activities                                   (9,392,639)       (7,190,640)
                                                                    -----------       -----------

Cash flows from financing activities:
Net increase in deposits                                              7,403,419         8,164,568
Increase in (maturities of) federal funds purchased and
  securities sold under agreement to repurchase                         190,626          (983,891)
(Repayment) proceeds of note payable                                    (60,000)          500,000
Increase in U.S. treasury, tax and loan accounts                        436,991           449,683
Proceeds from issuance of common stock                                   28,175                 -
                                                                    -----------       -----------
Cash provided by financing activities                                 7,999,211         8,130,360
                                                                    -----------       -----------
 (Decrease) increase in cash and cash equivalents                      (323,735)        1,039,714
Cash and cash equivalents at beginning of period                     13,091,553        17,249,878
                                                                    -----------       -----------
Cash and cash equivalents at end of period                          $12,767,818       $18,289,592
                                                                    ===========       ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                               $1,456,163        $1,186,672
Cash paid for taxes                                                     $57,952          $545,912
Noncash adjustments to report investment securities,
  available-for-sale at fair value:
Investment securities, available-for-sale                             $(148,202)         $(55,605)
Other assets                                                             50,388            18,906
Unrealized loss on investment securities, available-for-
  sale, net of applicable deferred income taxes                        $(97,814)         $(36,699)

                            COMSOUTH BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated balance sheet and the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1996, appearing in the Corporation's 1996 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1996. The unaudited results of operations for the three month period ended March 31, 1997 may not necessarily be indicative of the results for the year that will end December 31, 1997.

NOTE 1 - LOAN COMMITMENTS

At March 31, 1997, standby letters of credit of $2,070,000 and undisbursed amounts of lines of credit of $22,158,000 were outstanding.

NOTE 2 - NOTES PAYABLE

During 1996, the Corporation established a $1,200,000 revolving line of credit with another financial institution. The line of credit expires December 31, 2001. Interest is variable at the lender's prime rate minus one-half percent (8.0% at March 31, 1997) with interest payments due quarterly beginning March 1997. The line of credit is collateralized by 550,000 shares of Bank of Charleston's ("BOC") common stock. At March 31, 1997, the Corporation had an outstanding balance of $1,140,000 on this line of credit; a quarterly payment of $60,000 was made during March 1997.

The line of credit agreement contains certain covenants. The principal financial covenants require the Corporation to maintain the allowance for loan losses at a minimum of 100% of non-performing assets; tangible equity to total assets at least equal to 8% for BOC and at least equal to 6% for Bank of Columbia ("BOCL"); non-performing loans plus OREO to loans receivable plus OREO at a ratio no greater than 1.80%; and maintain a return on average assets of at least 1%. The Corporation is also restricted from paying any dividends unless approved by the lender.
The Corporation was in full compliance with all of the covenants at quarter end.

At March 31, 1997, BOCL had approximately $8.9 million and BOC had approximately $9.5 million in standby credit available from other banks for short-term borrowing.

NOTE 3 - STOCK OPTIONS

On April 29, 1997, 6,425 options were granted to non-employee directors at an exercise price of $15.33 per share. The average high/low price for ComSouth Bankshares, Inc. Common Stock for the 30 days prior to the measurement date, April 29, 1997 was $15.33. The board granted 3,500 options to certain employees on January 28, 1997 at an option price of $15.125 with an expiration date of January 27, 2002. The closing price for the stock was $15.125 on January 28, 1997. In addition, the board granted 2,000 options to certain employees on April 29, 1997. These options were granted with an option price of $15.875, which was the closing price of the stock on April 29, 1997, and an expiration date of April 28, 2002. A total of 8,161 options were exercised during the period January 1, 1997 to April 27, 1997 at an average exercise price of $7.27 per share.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans or on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. The adoption of the standards did not have a material impact on the Corporation's financial position or results of operations. Currently, the Banks have $233,000 in loans classified as impaired loans.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

GENERAL

ComSouth Bankshares, Inc. (the "Corporation") is a registered bank holding company incorporated on May 15, 1987 pursuant to the laws of the State of South Carolina. It presently conducts its business through its two bank subsidiaries (the "Banks"), Bank of Columbia, NA and Bank of Charleston, NA. On March 21, 1996, the Corporation listed its common stock on the American Stock Exchange under the ticker symbol CSB.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans and investment securities, sales of temporary investments, or sales of investment securities classified as available-for-sale. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions may be dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At March 31, 1997, BOCL had approximately $8.9 million while BOC had approximately $9.5 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operations of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

At March 31, 1997 and December 31, 1996, liquid assets of approximately $51.4 million and $47.2 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $22,158,000 and $21,396,000 and letters of credit totaling $2,070,000 and $1,689,000, respectively. The amount of liquid assets available at March 31, 1997 includes cash and cash equivalents of $12,800,000, a decrease of $300,000 over the December 31, 1996 amount of $13,100,000. This decrease in cash and cash equivalents is attributable to management's decision to improve earnings by reducing investments in short-term federal funds in favor of increasing investments in investment securities.

Reliance is being placed upon continued deposit growth as the principal source of funds. Management is committed to pay competitive market rates for deposits. Deposits were approximately $152.8 million at March 31, 1997, compared to $145.4 million at December 31, 1996. Of the total deposit base of the Corporation at March 31, 1997, approximately $33.4 million, or 21.9%, consisted of Certificates of Deposits in amounts of $100,000 and higher ("Jumbo Certificates"). These
Jumbo Certificates are typically issued to local customers and none are brokered.

While most of the large time deposits are acquired from customers with standing relationships with the Banks, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and they therefore have the characteristics of shorter-term purchased funds. Certificates of deposit of $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Management believes that the Corporation's liquidity position is relatively strong and is adequate to meet the withdrawal demand of these Jumbo Certificates.

One of the principal uses of funds is to meet loan demand at BOCL and BOC. At March 31, 1997, total loans outstanding were approximately $120.4 million, as compared to $115.7 million at December 31, 1996. During the first three months of 1997, both Banks have experienced modest loan growth. The economic picture in the markets serviced by both Banks appears to be relatively stable.

Both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At March 31, 1997, the allowance for loan losses at BOCL and BOC was approximately $983,000 and $844,000, respectively. At December 31, 1996, the allowance for loan losses at BOCL and BOC was approximately $971,000 and $831,000, respectively. The Comptroller of the Currency ("OCC"), the Bank's primary regulator requires national banks to maintain a Tier 1 (primarily stockholders' equity) risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 1997, the Tier 1 capital ratio for BOCL was 9.9% and the total capital ratio was 11.2%, while BOC had a Tier 1 ratio of 14.0% and a total capital ratio of 15.3%.

The Corporation's primary regulator, the Board of Governors of Federal Reserve Board (the "Board") has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0 % must consist of Tier 1 capital. The Corporation's Tier 1 capital ratio was 11.7% and its total capital ratio was 13.0% at March 31, 1997. These ratios are well within guidelines established by the Corporation's primary regulator.

RATE SENSITIVITY

In order to address volatility in interest rates, the Corporation maintains an interest sensitivity management program, the objective of which is to maintain reasonably stable growth in net interest income despite changes in market interest rates. The Interest Rate Sensitivity Gap ("GAP") is defined as the excess of interest sensitive assets over interest sensitive liabilities that mature or reprice within specified time frames. The GAP is a measure of the Corporation's risk of significant changes in net income at any point in time. Adjustable rate loans, short term loans and temporary investments represent the majority of the Corporation's interest sensitive assets. Money market deposit accounts, NOW accounts, savings accounts and certificates of deposit with maturities of less than one year represent the majority of interest sensitive liabilities.

In addition to gap analysis, management utilizes simulation modeling techniques to project potential earnings impact due to rate changes. Based on the combination of the gap analysis and simulation modeling, management believes that any reasonably expected rate change would not have a material impact on earnings.

RESULTS OF OPERATIONS

For the first three months of 1997, the Corporation is reporting net earnings of $520,000 or $.32 per fully diluted share, compared to $394,000 or $.28 per share for the same period of 1996. Additionally, for the first three months of 1997, loans outstanding have grown by 4.1% while deposits have grown by 5.1%.

The Corporation had total revenues of $3,724,000 and $3,003,000, and total expenses of $3,204,000 and $2,609,000 for the first quarter of 1997 and 1996, respectively. Summarized below is an analysis of the composition of revenues and expenses for the three months ended March 31, 1997 and 1996.

Revenues for the quarters ended March 31, 1997 and 1996 were as shown in the following table:

                                                    Three Months ended March 31,
                                                   1997                      1996
                                                   ----                      ----
Interest on loans                       $2,654,000        71.3%    $2,195,000      73.1%
Interest on investment securities          540,000        14.5%       369,000      12.3%
Interest on temporary investments           48,000         1.3%        47,000       1.5%
Non-interest income                        482,000        12.9%       392,000      13.1%
                                        ----------       -----     ----------     -----

Total Revenues                          $3,724,000       100.0%    $3,003,000     100.0%
                                        ==========       =====     ==========     =====

The increase in revenue provided by interest on loans in 1997 over 1996 is primarily the result of the strong loan growth realized by both banks during the last half of 1996, coupled with modest growth during the first quarter of 1997. The growth in revenue related to investment securities is primarily due to the steady growth of deposits. A substantial portion of the funds provided by this deposit growth have been invested in investment securities to improve earnings in the investment portfolio.

The continued growth of income derived from the Business Manager Product was the major factor causing the growth in non-interest income. This product provides immediate cash flow to small businesses through the purchase by the Banks of such businesses' receivables. The Banks are paid a fee for the billing and collection of these receivables and retain full recourse against the seller of the purchased receivables in case of default. Fees from this product accounted for $70,000 of the $90,000 increase in non-interest income between the two periods.

Service charge fees on deposit products also contributed to the improvement in non-interest income over the prior period due to strong growth in deposit accounts and a price increase in deposit service fees by BOCL during the third quarter of 1996.

Mortgage loan origination fees declined by approximately $25,000 in the first quarter of 1997 as compared to the same period of 1996 as a result of a management decision to downsize the Mortgage lending function at BOCL during the second quarter of 1996.

Operating Expenses for the quarters ended March 31, 1997 and 1996 were as shown in the following table:

                                                     Three Months ended March 31,
                                                    1997                     1996
                                                    ----                     ----
Interest on deposits                    $1,427,000        44.5%   $1,142,000       43.8%
Interest  on note payable and
  securities sold under agreements
  to repurchase                             78,000         2.4%       29,000        1.1%
Provision for loan losses                   15,000          .5%       10,000         .4%
Salaries and employee benefits             726,000        22.7%      678,000       26.0%
Occupancy expenses                         108,000         3.4%      108,000        4.1%
Furniture and equipment expenses           110,000         3.4%       93,000        3.6%
Legal and regulatory                       139,000         4.3%      163,000        6.2%
Printing and supplies                       42,000         1.3%       38,000        1.5%
Advertising and marketing                   24,000          .8%       24,000         .9%
Other                                      535,000        16.7%      324,000       12.4%
                                        ----------       -----    ----------      -----

Total Operating Expenses                $3,204,000       100.0%   $2,609,000      100.0%
                                        ==========       =====    ==========      =====

The change in interest paid on deposits is principally due to strong growth in deposits during 1996 and the first quarter of 1997. The increase in salaries and employee benefits is primarily due to increased staffing needed to support the strong loan and deposit growth during 1996 and 1997. The decrease in legal and regulatory expenses is primarily due to a reduction in activity concerning the defense of a group of pending lawsuits. The increase in other expenses is primarily due to income tax expense as taxes increased by approximately $155,000. Increased pretax earnings for 1997 resulted in an increase of $105,000 in tax expense and the company reduced its deferred tax valuation reserve by $50,000 in the first quarter of 1996. In addition, data communication line expenses increased by $17,000, director fees increased by $4,000 and losses other than bad debts increased by approximately $30,000 between the two periods. The increase related to data communications was the result of upgrades to delivery systems as a result of the growth over the past two years. The change in director fees is the result of an increase in director fees implemented during the first quarter of 1997. The increase in losses other than bad debts is the result of overdrafts deemed to be uncollectible and the accrual of approximately $16,000 in expenses for a potential loss as a result of a customer fraud.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

Net interest income for the three months ended March 31, 1997 and 1996 was $1,736,000 and $1,440,000, respectively. The average yield on earning assets was 8.3% and 8.5%, the average rate paid on interest bearing liabilities was 4.7% and 4.7%, and the annualized net interest margin was 4.4% and 4.7% for the quarters ended March 31, 1997 and 1996, respectively.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On October 8, 1996, the judge handling the stockholder litigation by the former director of the Corporation and Bank of Columbia against the Corporation and eight of its present and former directors ruled that the plaintiff could not maintain the suit as a class action or as a derivative suit. Only the individual claims of the named plaintiff will be covered by the suit. Those claims will continue to be vigorously defended. Plaintiff has appealed this ruling.

On or about November 5, 1996 through April 23, 1997, sixteen other stockholders or former stockholders of the Corporation instituted nearly identical suits against the Corporation and the same directors and former directors of the Corporation who are defendants in the suit referenced above. The suits were instituted in the Court of Common Pleas for Richland County, South Carolina and make essentially the same allegations as the above lawsuit and seek damages on account of the alleged activities of the defendant directors. The plaintiffs do not seek to recover any damages from the Corporation but the Corporation may, nevertheless, incur significant expenses to indemnify the defendant directors pursuant to applicable law.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  Annual Meeting:  April 29, 1997

         (b)  The following directors were elected at the annual meeting:

                                                              VOTES
                                                     FOR               AGAINST

                   LaVonne N. Phillips             1,192,242            23,046
                   W. Carlyle Blakeney, Jr.        1,192,242            23,046
                   Arthur P. Swanson               1,145,977            69,311

          The following directors continue their terms of office as directors:

                   Arthur M. Swanson
                   Mason R. Chrisman
                   John C.B. Smith, Jr.
                   R. Lee Burrows, Jr.
                   Charles R. Jackson
                   J. Michael Kapp

          (c) J.W. Hunt and Company LLP was appointed independent accountants of the Corporation for the fiscal year ending December 31, 1997. The stockholders voted 1,210,216 votes for and 506 against this appointment, with 4,566 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

        (a)  Exhibit 27, Financial Data Schedule.

        (b)  No reports on Form 8-K have been filed during the quarter.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMSOUTH BANKSHARES, INC.
                                                     (Registrant)

                                                     s/Harry R. Brown
Date: May 12, 1997                              By: ----------------------------
                                                       (Harry R. Brown)
                                                       Chief Financial Officer,
                                                       Chief Operating Officer,
                                                       Secretary and Treasurer

EXHIBIT INDEX

Exhibit 27                  Financial Data Schedule