Form 10-Q
period 1997-06-30
COMSOUTH BANKSHARES INC
filed 1997-08-14
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________________ to _______________________

                         Commission file number: 0-19045

                            COMSOUTH BANKSHARES, INC.
             (Exact name or registrant as specified in its charter)

             South Carolina                                57-0853342
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No. )

                        1136 Washington Street, Suite 200
                         Columbia, South Carolina 29201
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (803) 343-2144
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

Common Stock, No Par Value                                    1,541,559
            Class                                          Number of Shares

                            COMSOUTH BANKSHARES, INC.

                                      INDEX

PART I.   Financial Information

Item 1.   Financial Statements                                          Page No.

    Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996 ................................ 3

    Consolidated Statements of Operations for the Three months and Six months ended June 30, 1997 and June 30, 1996 ............... 4

    Consolidated Statements of Cash Flows for the Six months
          ended June 30, 1997 and June 30, 1996 .............................. 5

    Notes to Consolidated Financial Statements ............................... 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................... 7

PART II.  Other Information

Item 1.   Legal Proceedings ..................................................11

Item 4.   Submission of Matters to a Vote of Security Holders.................11

Item 6.   Exhibits and Reports on Form 8-K ...................................11

Signature ....................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                              June 30, December 31,

                                                                                                  1997                      1996
                                                                                                  ----                      ----
                                                                                              (Unaudited)
ASSETS
Cash and due from banks ........................................................            $  10,896,609             $   9,441,553
Federal funds sold .............................................................                   75,000                 3,650,000
                                                                                            -------------             -------------
   Total cash and cash equivalents .............................................               10,971,609                13,091,553
Investment securities:
   Held-to-maturity, at amortized cost (fair value of
   $16,301,135 in 1997 and $13,035,431 in 1996) ................................               16,334,249                13,071,927
   Available-for-sale, at fair value (amortized cost of
   $25,932,312 in 1997 and $21,070,548 in 1996) ................................               25,901,886                21,034,568
Loans receivable:
   (less allowance for loan losses 1997 - $1,847,433;
   1996 - $1,802,402) ..........................................................              128,621,398               113,879,003
Premises and equipment .........................................................                1,416,339                 1,489,159
Accrued interest receivable ....................................................                1,649,975                 1,343,298
Other assets ...................................................................                  673,970                   724,956
                                                                                            -------------             -------------
Total Assets ...................................................................            $ 185,569,426             $ 164,634,464
                                                                                            =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
   Noninterest bearing demand ..................................................               32,358,813                35,677,721
   NOW, money market and savings ...............................................               65,484,501                56,290,307
   Time deposits of $100,000 or more ...........................................               30,942,453                26,984,224
   Time deposits less than $100,000 ............................................               29,246,199                23,442,953
   Other time deposits .........................................................                3,146,489                 3,012,613
                                                                                            -------------             -------------
Total deposits .................................................................              161,178,455               145,407,818
Federal funds purchased and securities sold under
   agreements to repurchase ....................................................                6,247,090                 2,674,394
U.S. Treasury tax and loan accounts ............................................                1,133,967                   784,106
Note payable ...................................................................                1,080,000                 1,200,000
Accrued interest ...............................................................                  468,128                   446,225
Other liabilities ..............................................................                  713,946                   481,099
                                                                                            -------------             -------------
Total Liabilities ..............................................................              170,821,586               150,993,642
                                                                                            -------------             -------------
Stockholders' Equity
Preferred Stock
   (no par value, 50,000,000 shares authorized; no
    shares issued or outstanding)
Special stock
   (no par value, 50,000,000 shares authorized; no
   shares issued or outstanding)
Common Stock
   (no par value, 50,000,000 shares authorized; shares
    issued and outstanding - 1,541,080 in 1997 and
    1,532,826 in 1996) .........................................................               13,674,811                13,616,611
Retained earnings ..............................................................                1,093,110                    47,958
Unrealized loss on investment securities available-for-
    sale, net of applicable deferred income taxes ..............................                  (20,081)                  (23,747)
                                                                                            -------------             -------------
Total Stockholders' Equity .....................................................               14,747,840                13,640,822
                                                                                            -------------             -------------
Total Liabilities and Stockholders' Equity .....................................            $ 185,569,426             $ 164,634,464
                                                                                            =============             =============

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)


                                                                   Three Months ended                         Six Months ended
                                                                         June 30,                                 June 30,
                                                                 1997               1996                1997                 1996
                                                                 ----               ----                ----                 ----
Interest income:
Interest and fees on loans .........................        $ 2,909,529         $ 2,282,245         $ 5,563,297         $ 4,477,596
Investment securities ..............................            656,084             426,528           1,195,600             795,523
Federal funds sold .................................             24,261              38,408              72,476              84,875
                                                            -----------         -----------         -----------         -----------
   Total interest income ...........................          3,589,874           2,747,181           6,831,373           5,357,994
                                                            -----------         -----------         -----------         -----------

Interest expense:
Deposits ...........................................          1,496,236           1,136,585           2,923,631           2,279,096
Federal funds purchased and
   securities sold under agreements
   to repurchase ...................................             53,823              12,058              98,598              31,742
U.S. Treasury tax and loan accounts ................              4,848               7,607              14,616              16,480
Note payable .......................................             23,108              12,652              46,358              12,652
                                                            -----------         -----------         -----------         -----------
   Total interest expense ..........................          1,578,015           1,168,902           3,083,203           2,339,970
                                                            -----------         -----------         -----------         -----------

Net interest income ................................          2,011,859           1,578,279           3,748,170           3,018,024
Provision for loan losses ..........................             90,000              40,000             105,000              50,000
                                                            -----------         -----------         -----------         -----------
Net interest income after provision
   for loan losses .................................          1,921,859           1,538,279           3,643,170           2,968,024

Noninterest income:
Lending operations and services ....................            337,641             255,228             634,188             506,512
Service charges on deposit accounts ................            171,021             134,345             334,286             255,954
Other ..............................................             17,928              21,619              40,571              40,802
                                                            -----------         -----------         -----------         -----------
    Total noninterest income .......................            526,590             411,192           1,009,045             803,268
                                                            -----------         -----------         -----------         -----------

Noninterest expense:
Salaries and employee benefits .....................            757,732             661,023           1,483,464           1,339,428
Occupancy expenses .................................            107,589             108,765             215,227             216,992
Furniture and equipment ............................            127,978              95,627             237,552             188,478
Advertising and marketing ..........................             32,842              21,154              56,900              44,767
Other ..............................................            575,198             397,848             975,852             764,288
                                                            -----------         -----------         -----------         -----------
   Total noninterest expense .......................          1,601,339           1,284,417           2,968,995           2,553,953
                                                            -----------         -----------         -----------         -----------

Income before provision for
   income taxes ....................................            847,110             665,054           1,683,220           1,217,339
Income tax expense .................................           (322,118)           (251,183)           (638,068)           (409,402)
                                                            -----------         -----------         -----------         -----------
Net income .........................................        $   524,992         $   413,871         $ 1,045,152         $   807,937
                                                            ===========         ===========         ===========         ===========
Earnings per share:
   On common and common
      equivalents ..................................        $       .33         $       .30         $       .65         $       .58
                                                            ===========         ===========         ===========         ===========
   On a fully diluted basis ........................        $       .32         $       .30         $       .64         $       .58
                                                            ===========         ===========         ===========         ===========

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Six Months ended June 30,
                                                                                                   1997                     1996
                                                                                                   ----                     ----
Cash flows from operating activities:
Net income .......................................................................            $  1,045,152             $    807,937
Adjustments to reconcile net income to cash
   provided by operating activities:
Depreciation and amortization ....................................................                 186,286                  149,325
Provision for loan losses ........................................................                 105,000                   50,000
Deferred tax benefit .............................................................                 (50,000)
Amortization of premium and accretion of discount
    on investment securities .....................................................                   6,521                    3,546
Increase in interest receivable ..................................................                (306,677)                (183,686)
Decrease in other assets .........................................................                  49,343                   20,087
Increase (decrease) in interest payable ..........................................                  21,903                  (92,301)
Increase (decrease) in other liabilities .........................................                 247,602                 (574,829)
                                                                                              ------------             ------------
Cash provided by operating activities ............................................               1,355,130                  130,079
                                                                                              ------------             ------------

Cash flows from investing activities:
Purchase of investments, held-to-maturity ........................................              (3,281,875)              (1,499,400)
Purchase of investments, available-for-sale ......................................              (4,862,625)              (9,872,019)
Maturities of investments, held-to-maturity ......................................                  13,894                4,339,855
Net increase in loans ............................................................             (14,862,395)              (9,252,709)
Purchase of premises and equipment ...............................................                (113,467)                (348,542)
                                                                                              ------------             ------------
Cash used for investing activities ...............................................             (23,106,468)             (16,632,815)
                                                                                              ------------             ------------

Cash flows from financing activities:
Net increase in deposits .........................................................              15,770,637                6,147,426
Increase in federal funds purchased and securities
    sold under agreements to repurchase ..........................................               3,572,696                  511,399
Repayment (proceeds)of note payable ..............................................                (120,000)                 700,000
Increase in U.S. Treasury, tax and loan accounts .................................                 349,861                  742,674
Proceeds from issuance of common stock ...........................................                  58,200                    5,316
                                                                                              ------------             ------------
Cash provided by financing activities ............................................              19,631,394                8,106,815
                                                                                              ------------             ------------

Decrease in cash and cash equivalents ............................................              (2,119,944)              (8,395,921)
Cash and cash equivalents at beginning of period .................................              13,091,553               17,249,878
                                                                                              ------------             ------------
Cash and cash equivalents at end of period .......................................            $ 10,971,609             $  8,853,957
                                                                                              ============             ============

Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................................            $  3,061,300             $  2,432,270
Cash paid for taxes ..............................................................            $    736,837             $    977,606
Noncash adjustments to report investment securities,
  available-for-sale at fair value:
Investment securities, available-for-sale ........................................            $    (30,426)            $   (270,014)
Other assets .....................................................................                  10,345                   91,805
Unrealized loss on investment securities, available-for-
   sale, net of applicable deferred income taxes .................................            $    (20,081)            $   (178,209)


                            COMSOUTH BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1996, appearing in the Corporation's 1996 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1996. The unaudited results of operations for the six month period ended June 30, 1997 may not necessarily be indicative of the results for the year that will end December 31, 1997.

NOTE 1 - LOAN COMMITMENTS

At June 30, 1997, standby letters of credit of $2,100,000 and undisbursed amounts of lines of credit of $19,810,000 were outstanding.

NOTE 2 - NOTES PAYABLE

During 1996, the Corporation established a $1,200,000 revolving line of credit with another financial institution. The line of credit expires December 31, 2001. Interest is variable at the lender's prime rate minus one-half percent (8.0% at June 30, 1997) with interest payments due quarterly. The line of credit is collateralized by 550,000 shares of Bank of Charleston's ("BOC") common stock. At June 30, 1997, the Corporation had an outstanding balance of $1,080,000 on this line of credit; quarterly payments of $60,000 were made during March and June 1997.

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

At June 30, 1997, BOCL had approximately $11.0 million and BOC had approximately $10.1 million in standby credit available from other banks for short-term borrowings.

NOTE 3 - STOCK OPTIONS

On April 29,1997, 6,425 options were granted to non-employee directors at an exercise price of $15.33 per share. The average high/low price for ComSouth Bankshares, Inc. Common Stock for the 30 days prior to the measurement date, April 29,1997 was $15.33. The board granted 3,500 options to certain employees on January 28, 1997 at an option price of $15.125 with an expiration date of January 27, 2002. The closing price for the stock was $15.125 on January 28, 1997. In addition, the board granted 2,000 options to certain employees on April 29, 1997. These options were granted with an option price of $15.875, which was the closing price of the stock on April 29, 1997, and an expiration date of April 28, 2002. A total of 8,161 options were exercised during the period January 1, 1997 to April 27, 1997 at an average exercise price of $7.27 per share.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans or on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. The adoption of the standards did not have a material impact on the Corporation's financial position or results of operations. Currently, the Banks have $48,000 in loans classified as impaired loans.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans and investment securities, sales of temporary investments, or sales of investment securities classified as available-for-sale. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions may be dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At June 30, 1997, BOCL had approximately $11.0 million while BOC had approximately $10.1 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operations of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

At June 30, 1997 and December 31, 1996, liquid assets of approximately $53.2 million and $47.2 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $19,810,000 and $21,396,000, respectively, and letters of credit totaling $2,100,000 and $1,689,000, respectively. The amount of liquid assets available at June 30, 1997 includes cash and cash equivalents of $11,000,000, a decrease of $2,100,000 from the December 31, 1997 amount of $13,100,000. This decrease in cash and cash equivalents is attributable to management's decision to improve earnings by reducing investments in short-term federal funds in favor of increasing investments in investment securities.

Reliance is being placed upon continued deposit growth as the principal source of funds. Management is committed to pay competitive market rates for deposits. Deposits were approximately $161.2 million at June 30, 1997, compared to $145.4 million at December 31, 1996. Of the total deposit base of the Corporation at June 30, 1997, approximately $30.9 million, or 19.2%, consisted of Certificates of Deposits in amounts of $100,000 and higher ("Jumbo Certificates"). These
Jumbo Certificates are typically issued to local customers and none are brokered.

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

One of the principal uses of funds is to meet loan demand at BOCL and BOC. At June 30, 1997, total loans outstanding were approximately $130.5 million, as compared to $115.7 million at December 31, 1996. During the first six months of 1997, both Banks have experienced strong loan growth. The economic picture in the markets serviced by both Banks appears to be good.

Both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At June 30, 1997, the allowance for loan losses at BOCL and BOC was approximately $992,000 and $856,000, respectively. At December 31, 1996, the allowance for loan losses at BOCL and BOC was approximately $971,000 and $831, 000, respectively. The Comptroller of the Currency ("OCC"), the Banks' primary regulator, requires national banks to maintain a Tier 1 (primarily stockholders' equity) risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 1997, the Tier I capital ratio for BOCL was 10.0% and the total capital ratio was 11.2%, while BOC had a Tier I ratio of 13.4% and a total capital ratio of 14.5%.

The Corporation's primary regulator, the Board of Governors of the Federal Reserve (the "Board"), has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier I capital. The Corporation's Tier I capital ratio was 11.3% and its total capital ratio was 12.5% at June 30, 1997. These ratios are well within guidelines established by the Corporation's primary regulator.

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

RESULTS OF OPERATIONS

For the first six months of 1997, the Corporation is reporting net earnings of $1,045,000 or $.65 per fully diluted share, compared to $808,000 or $.58 per share for the same period of 1996.

For the first six months of 1997 loans outstanding grew by 12.8% with 8.7% of this growth being realized in the second quarter. Deposit growth of 10.9% or $15,800,000 was used to fund the loan growth for the first six months of 1997. Although this strong growth created pressure on management to gather deposits, efforts were concentrated on the acquisition of core deposits as the ratio of certificate of deposits to total deposits only increased to 37% as compared to 35% at year-end 1996.

The Corporation had total revenues of $7,840,000 and $6,161,000 and total expenses of $6,795,000 and $5,353,000 for the six months ended June 30, 1997 and 1996, respectively. Summarized below is an analysis of the composition of revenues and expenses for the six months period ended June 30, 1997 and 1996.

                                                                                     Six Months Ended June 30,
                                                                              1997                                1996
                                                                              ----                                ----
Interest on loans ......................................           $5,563,000            71.0%         $4,478,000           72.7%
Interest on investment securities ......................            1,196,000            15.2%            795,000           12.9%
Interest on temporary investments ......................               72,000              .9%             85,000            1.4%
Non-interest income ....................................            1,009,000            12.9%            803,000           13.0%
                                                                   ----------           -----          ----------          -----

Total Revenues .........................................           $7,840,000           100.0%         $6,161,000          100.0%
                                                                   ==========           =====          ==========          =====

Increased revenues provided by interest on loans is the result of strong loan growth realized by both banks during the first six months of 1997. As previously noted, however, most of this loan growth occurred during the second quarter which caused a decline in this category's percentage to total revenues as a major portion of the deposit growth in the first quarter of the year was invested in investment securities. In addition, funds which typically were held in temporary investments for the purpose of supporting loan growth were also invested in investment securities. As can readily be seen by the above table, the decline in revenue ratios provided by interest on loans and temporary investments has been offset by an increase in the investment securities category.

Income derived from the Business Manager product was a major factor contributing to the growth in non-interest income as fees generated from this product increased by approximately $150,000 over the same six month period of 1996. This product provides immediate cash flow to small businesses through the purchase by the Banks of such businesses' receivables. The Banks are paid a fee for the billing and collection of these receivables and retain full recourse against the seller of the purchased receivables in case of default.

In addition, fees derived from deposit services increased by approximately $75,000 over the same six month period last year as a result of the deposit growth realized between the two periods.

Operating Expenses for the six month periods ended June 30, 1997 and 1996 were as shown in the following table:


                                                                                       Six Months Ended June 30,
                                                                                1997                                 1996
                                                                                ----                                 ----
Interest on deposits ...................................           $2,924,000            43.0%         $2,279,000            42.6%
Interest on note payable and
   securities sold under agreements
   to repurchase .......................................              157,000             2.3%             61,000             1.1%
Provision for loan losses ..............................              105,000             1.6%             50,000              .9%
Salaries and employee benefits .........................            1,484,000            21.8%          1,339,000            25.0%
Occupancy expenses .....................................              215,000             3.2%            217,000             4.1%
Furniture and equipment expenses .......................              238,000             3.5%            188,000             3.5%
Legal and regulatory ...................................              422,000             6.2%            354,000             6.6%
Printing and supplies ..................................               85,000             1.3%             87,000             1.5%
Advertising and marketing ..............................               57,000              .8%             45,000              .8%
Other ..................................................            1,108,000            16.3%            739,000            13.9%
                                                                   ----------           -----          ----------           -----

Total Operating Expenses ...............................           $6,795,000           100.0%         $5,353,000           100.0%
                                                                   ==========           =====          ==========           =====


The change in interest paid on deposits is principally due to the strong growth in deposits as rates paid on deposits remained basically the same for the two periods. Interest on notes payable and securities sold under agreements to repurchase increased as the outstanding balance in this category increased by $4.3 million between the two periods. Strong loan growth during the six month period and in particular the second quarter resulted in an increase to the provision for loan losses. The increase in salaries and employee benefits is primarily due to increased staffing needed to support the strong loan and deposit growth. The change in legal and regulatory expenses is due to increased activity in the defense of pending lawsuits during the period. The increase in other expenses is mostly due to federal income tax expense as tax expenses increased by $230,000 between the two periods as a result of higher earnings.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

Net interest income for the six months ended June 30, 1997 and 1996 was $3,748,000 and $3,018,000, respectively. The average yield on earning assets was 8.4% and 8.5%, the average rate paid on interest bearing liabilities was 4.7% and 4.6%, and the annualized net interest margin was 4.6% and 4.8% for the six months ended June 30, 1997 and 1996, respectively.

SECOND QUARTER EARNINGS

Earnings for the second quarter of 1997 were $525,000 or $.33 per fully diluted share, up 27 percent over the $414,000 or $.30 per share reported for the second quarter of 1996. Net interest income showed an increase of approximately $435,000 between the two periods. This increase is the result of the strong loan growth realized by both banks during the period as the net interest margin for each period was relatively the same.

Total non-interest income increased by $116,000 between the two quarters as fees generated by the Business Manager program increased by $74,000 and deposit service fees increased by $37,000 over the same period last year. The increased fees from the Business Manager program were the result of increased sales efforts for the product and the increase in fees derived from deposit services resulted from the deposit growth realized between the two periods.

Total non-interest expenses increased by $370,000 for the second quarter of 1997, compared to the same quarter in 1996. Federal income tax expense increased by $70,000 due to improved earnings for the second quarter of 1997. Other factors contributing to the increase of non-interest expenses were salaries and employee benefits which increased by $95,000 due to additional staff needed to support the loan and deposit growth. Legal fees increased by approximately $95,000 due to increased activity during the second quarter of 1997 related to a pending lawsuit. Additionally, furniture and fixture expenses increased by $30,000 over the same period last year due to purchases made as a result of remodeling the Bank of Columbia lobby and equipment needed for the increase in staff.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 7, 1997, the judge handling the shareholder litigation by the former director of the Corporation and the Bank of Columbia against the Corporation and eight of its former and present directors granted the defendants' motions for summary judgment and dismissed the suit. The plaintiff has asked the judge to reconsider his order and has stated that he plans to appeal if the order is not withdrawn. The sixteen other nearly identical suits are still pending against the Corporation and the same eight former and present directors of the Corporation. Although the plaintiffs do not seek to recover any damages from the Corporation, the Corporation may, nevertheless, incur significant expenses to indemnify the defendant directors and former directors pursuant to applicable law. These suits have previously been reported in the Corporation's Form 10-Q for the quarter ended March 31, 1997. On July 21, 1997, another shareholder filed a suit similar to the others against the same eight directors and former directors. That suit does not name the Corporation as a party, but the Corporation may also incur significant expenses to indemnify the directors and former directors pursuant to applicable law.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

        (a)  Exhibit 3.3, Amendment to Bylaws.
             Exhibit 27, Financial Data Schedule.
        (b)  No reports on Form 8-K have been filed during the quarter.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMSOUTH BANKSHARES, INC.
                                                      (Registrant)

Date: 8-13-97                           By:s/Harry R. Brown
                                           ------------------------------
                                                 (Harry R. Brown)
                                                 Chief Financial Officer,
                                                 Chief Operating Officer,
                                                 Secretary and Treasurer

EXHIBIT INDEX

Exhibit 3.3                          Amendment to Bylaws

Exhibit 27                           Financial Data Schedule