Form 10-Q
period 1997-09-30
COMSOUTH BANKSHARES INC
filed 1997-11-10
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

Common Stock, No Par Value                                  2,312,650
            Class                                        Number of Shares

                            COMSOUTH BANKSHARES, INC.

                                      INDEX

PART I.     Financial Information

Item 1.        Financial Statements                                     Page No.

  Consolidated Balance Sheets -

        September 30, 1997 (unaudited) and December 31, 1996 ..........     3

  Consolidated  Statements  of  Operations  for the Three
        months and Nine months ended September 30, 1997 and
        September 30, 1996 ............................................     4

  Consolidated Statements of Cash Flows for the Nine months
        ended September 30, 1997 and September 30, 1996 ...............     5

  Notes to Consolidated Financial Statements ..........................     6

Item   2.  Management's  Discussion and Analysis of
           Financial  Condition and Results of Operations .............     9

PART II.    Other Information

Item 1.  Legal Proceedings ............................................    13

Item 2.  Changes in Securities.........................................    13

Item 6.  Exhibits and Reports on Form 8-K .............................    14

Signature .............................................................    15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,            December 31,
                                                                                                  1997                     1996
                                                                                                  ----                     ----
                                                                                              (Unaudited)
ASSETS
Cash and due from banks ...........................................................           $   9,700,621           $   9,441,553
Federal funds sold ................................................................                 510,000               3,650,000
                                                                                              -------------           -------------
   Total cash and cash equivalents ................................................              10,210,621              13,091,553
Investment securities:
   Held-to-maturity, at amortized cost (fair value of
   $18,539,385 in 1997 and $13,035,431 in 1996) ...................................              18,503,080              13,071,927
   Available-for-sale, at fair value (amortized cost of
   $22,750,882 in 1997 and $21,070,548 in 1996) ...................................              22,791,578              21,034,568
Loans receivable:
   (less allowance for loan losses: 1997 - $1,951,857;
   1996 - $1,802,402) .............................................................             134,079,496             113,879,003
Premises and equipment ............................................................               1,340,239               1,489,159
Accrued interest receivable .......................................................               1,525,101               1,343,298
Other assets ......................................................................                 673,965                 724,956
                                                                                              -------------           -------------
Total Assets ......................................................................           $ 189,124,080           $ 164,634,464
                                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
   Noninterest bearing demand .....................................................              33,334,393              35,677,721
   NOW, money market and savings ..................................................              68,946,673              56,290,307
   Time deposits of $100,000 or more ..............................................              30,009,874              26,984,224
   Time deposits less than $100,000 ...............................................              30,205,516              23,442,953
   Other time deposits ............................................................               2,997,686               3,012,613
                                                                                              -------------           -------------
Total deposits ....................................................................             165,494,142             145,407,818
Federal funds purchased and securities sold under
   agreements to repurchase .......................................................               4,802,486               2,674,394
U.S. Treasury tax and loan accounts ...............................................               1,167,360                 784,106
Note payable ......................................................................               1,020,000               1,200,000
Accrued interest ..................................................................                 492,153                 446,225
Other liabilities .................................................................                 749,831                 481,099
                                                                                              -------------           -------------
Total Liabilities .................................................................             173,725,972             150,993,642
                                                                                              -------------           -------------
Stockholders' Equity
Preferred Stock
   (no par value, 50,000,000 shares authorized; no
    shares issued or outstanding)
Special stock
   (no par value, 50,000,000 shares authorized; no
   shares issued or outstanding)
Common Stock
   (no par value, 50,000,000 shares authorized; shares
    issued and outstanding - 1,541,080 in 1997 and
    1,532,826 in 1996) ............................................................              13,679,027              13,616,611
Retained earnings .................................................................               1,692,222                  47,958
Unrealized gain (loss) on investment securities available-
    for-sale, net of applicable deferred income taxes .............................                  26,859                 (23,747)
                                                                                              -------------           -------------
Total Stockholders' Equity ........................................................              15,398,108              13,640,822
                                                                                              -------------           -------------
Total Liabilities and Stockholders' Equity ........................................           $ 189,124,080           $ 164,634,464
                                                                                              =============           =============

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                                                  Three Months ended                     Nine Months ended
                                                                       September 30,                        September 30,
                                                                 1997               1996               1997               1996
                                                                 ----               ----               ----               ----
Interest income:
Interest and fees on loans .........................       $  3,133,120        $  2,419,860        $  8,696,417        $  6,897,456
Investment securities ..............................            658,073             433,217           1,853,673           1,228,740
Federal funds sold .................................             12,176              13,148              84,652              98,023
                                                           ------------        ------------        ------------        ------------
   Total interest income ...........................          3,803,369           2,866,225          10,634,742           8,224,219
                                                           ------------        ------------        ------------        ------------

Interest expense:
Deposits ...........................................          1,628,509           1,179,283           4,552,140           3,458,379
Federal funds purchased and
   securities sold under agreements
   to repurchase ...................................             57,545              30,566             156,143              62,308
U.S. Treasury tax and loan accounts ................              7,968               8,339              22,584              24,819
Note payable .......................................             22,107              14,467              68,465              27,119
                                                           ------------        ------------        ------------        ------------
   Total interest expense ..........................          1,716,129           1,232,655           4,799,332           3,572,625
                                                           ------------        ------------        ------------        ------------

Net interest income ................................          2,087,240           1,633,570           5,835,410           4,651,594
Provision for loan losses ..........................            115,000                   0             220,000              50,000
                                                           ------------        ------------        ------------        ------------
Net interest income after provision
   for loan losses .................................          1,972,240           1,633,570           5,615,410           4,601,594

Noninterest income:
Lending operations and services ....................            301,559             243,106             935,747             749,618
Service charges on deposit accounts ................            173,995             138,056             508,281             394,010
Other ..............................................             19,985              19,884              60,556              60,686
                                                           ------------        ------------        ------------        ------------
    Total noninterest income .......................            495,539             401,046           1,504,584           1,204,314
                                                           ------------        ------------        ------------        ------------

Noninterest expense:
Salaries and employee benefits .....................            776,151             659,361           2,259,615           1,998,789
Occupancy expenses .................................            111,742             109,230             326,969             326,222
Furniture and equipment ............................            118,587             110,282             356,139             298,760
Advertising and marketing ..........................             57,546              23,192             114,446              67,959
Other ..............................................            442,925             468,310           1,418,777           1,232,598
                                                           ------------        ------------        ------------        ------------
   Total noninterest expense .......................          1,506,951           1,370,375           4,475,946           3,924,328
                                                           ------------        ------------        ------------        ------------

Income before provision for
   income taxes ....................................            960,828             664,241           2,644,048           1,881,580
Income tax expense .................................           (361,716)           (217,807)           (999,784)           (627,209)
                                                           ------------        ------------        ------------        ------------
Net income .........................................       $    599,112        $    446,434        $  1,644,264        $  1,254,371
                                                           ============        ============        ============        ============

Earnings per share:
   On common and common
      equivalents ..................................       $        .37        $        .32        $       1.02        $        .79
                                                           ============        ============        ============        ============
   On a fully diluted basis ........................       $        .37        $        .32        $       1.01        $        .79
                                                           ============        ============        ============        ============

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Months ended September 30
                                                                                                     1997                   1996
                                                                                                     ----                   ----
Cash flows from operating activities:
Net income .........................................................................           $  1,644,264            $  1,254,371
Adjustments to reconcile net income to cash
   provided by operating activities:
Depreciation and amortization ......................................................                282,258                 237,696
Provision for loan losses ..........................................................                220,000                  50,000
Deferred tax benefit ...............................................................                                        (75,000)
Amortization of premium and accretion of discount
    on investment securities .......................................................                 (6,078)                  6,368
(Increase) decrease  in interest receivable ........................................               (181,803)                 84,297
Decrease in other assets ...........................................................                 38,758                 172,874
Increase (decrease) in interest payable ............................................                 45,928                (107,441)
Increase (decrease) in other liabilities ...........................................                254,895                (540,230)
                                                                                               ------------            ------------
Cash provided by operating activities ..............................................              2,298,222               1,082,935
                                                                                               ------------            ------------

Cash flows from investing activities:
Purchase of investments, held-to-maturity ..........................................             (6,963,544)             (1,499,400)
Purchase of investments, available-for-sale ........................................             (4,931,625)            (11,174,538)
Maturities of investments, held-to-maturity ........................................              1,539,761               4,353,109
Maturities of investments, available-for-sale ......................................              3,250,000               2,500,000
Net increase in loans ..............................................................            (20,420,493)            (15,276,794)
Purchase of premises and equipment .................................................               (133,338)               (506,462)
                                                                                               ------------            ------------
Cash used for investing activities .................................................            (27,659,239)            (21,604,085)
                                                                                               ------------            ------------

Cash flows from financing activities:
Net increase in deposits ...........................................................             20,086,324              10,070,697
Increase in federal funds purchased and securities
    sold under agreements to repurchase ............................................              2,128,092                 673,249
(Repayment ) proceeds of note payable ..............................................               (180,000)                900,000
Increase in U.S. Treasury, tax and loan accounts ...................................                383,253                 769,400
Proceeds from issuance of common stock .............................................                 62,416                   5,316
                                                                                               ------------            ------------
Cash provided by financing activities ..............................................             22,480,085              12,418,662
                                                                                               ------------            ------------

Decrease in cash and cash equivalents ..............................................             (2,880,932)             (8,102,488)
Cash and cash equivalents at beginning of period ...................................             13,091,553              17,249,878
                                                                                               ------------            ------------
Cash and cash equivalents at end of period .........................................           $ 10,210,621            $  9,147,390
                                                                                               ============            ============

Supplemental disclosure of cash flow information:
Cash paid for interest .............................................................           $  4,753,404            $  3,680,066
Cash paid for taxes ................................................................           $  1,090,223            $  1,244,155
Noncash adjustments to report investment securities,
  available-for-sale at fair value:
Investment securities, available-for-sale ..........................................           $     40,696            $   (192,703)
Other assets .......................................................................                 13,837                  65,387
Unrealized gain (loss) on investment securities, available-for-
   sale, net of applicable deferred income taxes ...................................           $     26,859            $   (127,316)

                            COMSOUTH BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1996, appearing in the Corporation's 1996 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1996. The unaudited results of operations for the nine month period ended September 30, 1997 may not be indicative of the results for the year that will end December 31, 1997.

NOTE 1 - LOAN COMMITMENTS

At September 30, 1997, standby letters of credit of $3,212,000 and undisbursed amounts on lines of credit of $23,137,000 were outstanding.

NOTE 2 - NOTES PAYABLE

During 1996, the Corporation established a $1,200,000 line of credit with another financial institution. The line of credit expires December 31, 2001. Interest is variable at the lender's prime rate minus one-half percent (8.0% at September 30, 1997) with interest payments due quarterly. The line of credit is collateralized by 550,000 shares of Bank of Charleston's ("BOC") common stock. At September 30, 1997, the Corporation had an outstanding balance of $1,020,000 on this line of credit; quarterly payments of $60,000 were made during March, June and September 1997.

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

At September 30, 1997, BOCL had approximately $11.0 million and BOC had approximately $10.1 million in standby credit available from other banks for short-term borrowings.

NOTE 3 - STOCK OPTIONS

On April  29,1997,  6,425 options were granted to  non-employee  directors at an exercise price of $15.33 per share. The average high/low price for ComSouth Bankshares, Inc. Common Stock for the 30 days prior to the measurement date, April 29,1997 was $15.33. The board granted 3,500 options to certain employees on January 28, 1997 at an option price of $15.125 with an expiration date of January 27, 2002. The closing price for the stock was $15.125 on January 28, 1997. The board granted 2,000 options to certain employees on April 29, 1997. These options were granted with an option price of $15.875, which was the closing price of the stock on April 29, 1997, and an expiration date of April 28, 2002. The board granted 2,000 options to an employee on October 2, 1997 at an option price of $23.87 which was the average high/low price for the 30 day period prior to October 2, 1997. These options expire on October 1, 2002. The board also on October 10, 1997 granted Messrs. A. P. Swanson, CEO and President, and John P. Barnwell, EVP/Administration, for the Bank of Charleston, 12,000 options each at a purchase price of $1.00 per share. These options were granted as compensation for services provided to the Corporation by these individuals since BOC's inception and as an incentive for these individuals to remain with BOC. The options vest pro rata over a five year period, with continued employment being a condition of vesting. However, in the event of a change in control, all options will vest immediately. The expiration date for these options will be five years from each vesting date with the first vesting date being October 9, 1998. Since the options were granted at a price less than fair market value, the Corporation will record a pre-tax compensation expense of approximately $9,500 per month for the 60 month period beginning October 1997. A total of 8,479 options were exercised during the period January 1, 1997 to September 30, 1997 at an average exercise price of $7.36 per share.

NOTE 4 - COMMON STOCK

The Corporation effected a 3-for-2 stock split payable in the form of a 50 percent stock dividend on October 30, 1997 to shareholders of record October 15, 1997.

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans or on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for credit losses. Currently, the Banks have $42,000 in loans classified as impaired loans.

When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of income is discontinued unless the loan is well secured and in the process of collection. Previously accrued interest on loans transferred to nonaccrual status is reversed against current earnings and any subsequent interest is recognized on the cash basis. Problem assets include nonaccrual loans, restructured loans and foreclosed properties. At September 30, 1997, $109,000 of loans were on nonaccrual status as compared to $227,000 at December 31, 1996. Interest income of $16,500 and $4,132 was recognized during 1997 and 1996 for loans previously recorded as nonaccrual. For those loans classified as nonaccrual as of September 30, 1997 and December 31, 1996, interest income of $5,589 and $7,779 would have been recognized in the respective periods if those loans had performed under the original terms.

All accruing loans 90 days or more past due were in the process of collection at each period end. At September 30, 1997, total classified loans were $1,151,000 or .85% of total loans, compared to $2,831,000 or 2.4% at December 31, 1996. While it is difficult to determine the impact of these potential problem loans, the future impact is not expected to be material as an estimate of the potential impact has been considered in determining the amount of the allowance for loan losses at September 30, 1997. Other than the loans previously discussed, management is not aware of any possible credit problems of borrowers which cause management to have serious doubts about the ability of the borrower to comply with present loan repayment terms.

Management continuously monitors business and geographic concentrations of its loan portfolio and believes that the loan portfolio is adequately diversified. There were no significant concentrations in any industry or with any individual borrower for the periods presented.

PROBLEM ASSETS
                                         September 30, 1997    December 31, 1996
                                         ------------------    -----------------
Nonaccrual loans .......................        $109,238           $226,582
Loans past due ninety days or more .....          26,906            125,512
Troubled debt restructuring ............               0                  0
Other real estate owned ................               0                  0
                                                --------           --------
  Total ................................        $136,144           $352,094
                                                ========           ========
Nonperforming assets to total loans
  and other real estate owned ..........             .10%               .30%
                                                ========           ========

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

                                       September 30, 1997   December 31, 1996
                                       ------------------   -----------------
Balance at beginning of year .......       $ 1,802,402        $ 1,784,508
Provision for loan losses ..........           220,000            110,000
Loans charged off:
  Commercial .......................           (68,695)           (96,977)
  Real estate-mortgage .............                 0                  0
  Consumer and other ...............           (26,637)           (28,954)
                                           -----------        -----------
    Total ..........................           (95,332)          (125,931)
                                           -----------        -----------

Recoveries:
  Commercial .......................            20,931             28,272
  Real estate-mortgage .............                 0                  0
  Consumer and other ...............             3,856              5,553
                                           -----------        -----------
     Total .........................            24,787             33,825
                                           -----------        -----------
Balance at end of period ...........       $ 1,951,857        $ 1,802,402
                                           ===========        ===========

Because extending credit involves a certain degree of risk-taking, management has established loan and credit policies designed to control both the types and amounts of risk assumed and to minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices, collection procedures, and nonaccrual and charge-off guidelines. Management closely monitors the level of nonperforming and potential problem loans to address any weaknesses in credits and to enhance the amount of ultimate collection or recovery of problem loans. Should increases in overall level of nonperforming and potential problem loans accelerate from current trends, management will adjust the methodology for determining the allowance for loan losses to increase the provision and allowance for loan losses. In addition, both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management believes that the allowance levels at both BOCL and BOC are sufficient to absorb expected charge-offs, and provide adequately for the inherent losses that exist in the loan portfolio, assuming more or less normal conditions exist.

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

GENERAL

ComSouth Bankshares, Inc. (the "Corporation") is a registered bank holding company incorporated on May 15, 1987 pursuant to the laws of the State of South Carolina. It presently conducts its business through its two bank subsidiaries (the "Banks"), Bank of Columbia, NA ("BOCL") and Bank of Charleston, NA ("BOC").On March 21, 1996, the Corporation listed its common stock on the American Stock Exchange under the ticker symbol CSB.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans and investment securities, sales of temporary investments, or sales of investment securities classified as available-for-sale. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions may be dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At September 30, 1997, BOCL had approximately $11.0 million while BOC had approximately $10.1 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operations of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

At September 30, 1997 and December 31, 1996, liquid assets of approximately $51.5 million and $47.2 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $23,137,000 and $21,396,000,respectively, and letters of credit totaling $3,212,000 and $1,689,000, respectively. The amount of liquid assets available at September 30, 1997 includes cash and cash equivalents of $10,200,000, a decrease of $2,900,000 from the December 31, 1997 amount of $13,100,000. This decrease in cash and cash equivalents is attributable to management's decision to improve earnings by reducing investments in short-term federal funds in favor of increasing investments in investment securities.

Reliance is being placed upon continued deposit growth as the principal source of funds. Management is committed to pay competitive market rates for deposits. Deposits were approximately $165.5 million at September 30, 1997, compared to $145.4 million at December 31, 1996. Of the total deposit base of the Corporation at September 30, 1997, approximately $32.4 million, or 19.6%, consisted of Certificates of Deposits in amounts of $100,000 and higher ("Jumbo Certificates").

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

One of the principal uses of funds is to meet loan demand at BOCL and BOC. At September 30, 1997, total loans outstanding were approximately $136.0 million, as compared to $115.7 million at December 31, 1996. During the first nine months of 1997, both Banks have experienced strong loan growth. The economic picture in the markets serviced by both Banks continues to be good.

Both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At
September 30, 1997, the allowance for loan losses at BOCL and BOC was approximately $1,011,000 and $941,000, respectively. At December 31, 1996, the allowance for loan losses at BOCL and BOC was approximately $971,000 and $831, 000, respectively. The Comptroller of the Currency ("OCC"), the Banks' primary regulator, requires national banks to maintain a Tier 1 (primarily stockholders' equity) risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 1997, the Tier I capital ratio for BOCL was 9.6% and the total capital ratio was 10.9%, while BOC had a Tier I ratio of 13.4% and a total capital ratio of 14.7%.

The Corporation's primary regulator, the Board of Governors of the Federal Reserve System (the "Board"), has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier I capital. The Corporation's Tier I capital ratio was 11.2% and its total capital ratio was 12.5% at September 30, 1997. These ratios are well within guidelines established by the Corporation's primary regulator.

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

In addition to gap analysis, management utilizes simulation modeling techniques to project the potential earnings impact due to rate changes. Based on the combination of the gap analysis and simulation modeling, management believes that any reasonably expected rate change would not have a material impact on earnings.

RESULTS OF OPERATIONS

For the first nine months of 1997, the Corporation is reporting net earnings of $1,644,000 or $1.01 per fully diluted share, compared to $1,254,000 or $.79 per share for the same period of 1996.

For the first nine months of 1997 loans outstanding grew by 17.4%. Deposit growth of 13.9% or $20,285,000 was used to fund the loan growth for the first nine months of 1997. Although the strong loan growth created pressure on management to gather deposits, the Banks continued to concentrate on the acquisition of core deposits to support the growth.

The Corporation had total revenues of $12,140,000 and $9,428,000 and total expenses of $10,496,000 and $8,174,000 for the nine months ended September 30, 1997 and 1996, respectively. Summarized below is an analysis of the composition of revenues and expenses for the nine month periods ended September 30, 1997 and 1996.


                                                                                     Nine Months Ended September 30,
                                                                              1997                                    1996
                                                                              ----                                    ----

Interest on loans ................................               $ 8,696,000            71.6%           $ 6,897,000            73.2%
Interest on investment securities ................                 1,854,000            15.3%             1,229,000            13.0%
Interest on temporary investments ................                    85,000              .7%                98,000             1.0%
Non-interest income ..............................                 1,505,000            12.4%             1,204,000            12.8%
                                                                 -----------           -----            -----------           -----

Total Revenues ...................................               $12,140,000           100.0%           $ 9,428,000           100.0%
                                                                 ===========           =====            ===========           =====

Increased revenues provided by interest on loans is the result of strong loan growth realized by both banks during the first nine months of 1997. Most of this loan growth occurred during the second and third quarters, which caused a decline in this category's percentage to total revenues as a major portion of the deposit growth in the first quarter of the year was invested in investment securities. In addition, funds which typically were held in temporary investments for the purpose of supporting loan growth were also invested in investment securities. As can be seen by the above table, the decline in revenue ratios provided by interest on loans and temporary investments has been offset by an increase in the investment securities category.

Income derived from the Business Manager product was a major factor contributing to the growth in non-interest income as fees generated from this product increased by approximately $180,000 over the same nine month period of 1996. This product provides immediate cash flow to small businesses through the purchase by the Banks of such businesses' receivables. The Banks are paid a fee for the billing and collection of these receivables and retain full recourse against the seller of the purchased receivables in case of default.

In addition, fees derived from deposit services increased by approximately $115,000 over the same nine month period last year as a result of the deposit growth realized between the two periods and a pricing change on fees by the Bank of Columbia.

Operating Expenses for the nine months periods ended September 30, 1997 and 1996 were as shown in the following table:


                                                                                    Nine Months Ended September 30,
                                                                              1997                                   1996
                                                                              ----                                   ----
Interest on deposits .............................               $ 4,552,000            43.4%           $ 3,458,000            42.3%
Interest on note payable and
   securities sold under agreements
   to repurchase .................................                   248,000             2.4%               114,000             1.4%
Provision for loan losses ........................                   220,000             2.1%                50,000              .6%
Salaries and employee benefits ...................                 2,260,000            21.5%             1,999,000            24.5%
Occupancy expenses ...............................                   327,000             3.1%               326,000             4.0%
Furniture and equipment expenses .................                   356,000             3.4%               299,000             3.7%
Legal and regulatory .............................                   622,000             5.9%               551,000             6.7%
Printing and supplies ............................                   126,000             1.2%               124,000             1.5%
Advertising and marketing ........................                   114,000             1.1%                68,000              .8%
Other ............................................                   671,000             6.4%               558,000             6.8%
Taxes ............................................                 1,000,000             9.5%               627,000             7.7%
                                                                 -----------           -----            -----------           -----

Total Operating Expenses .........................               $10,496,000           100.0%           $ 8,174,000           100.0%
                                                                 ===========           =====            ===========           =====

The increase in interest paid on deposits is the result of an increase of $20 million in deposits between the two periods. In addition, rates paid on deposits have increased slightly due to the need to attract funds to support the strong loan growth between the periods. The increase in interest paid on notes payable and securities sold under agreements to repurchase is due to a $1,200,000 note with another financial institution. The interest impact during the third quarter of 1996 was less as the note was not fully drawn until the fourth quarter of 1996. Loans outstanding have increased by 25 percent since the third quarter of 1996. As a result of this growth, coupled with the lack of maturity in a significant portion of the portfolio and a 15 percent increase in annualized net losses for 1997 over 1996, management felt that additional contributions to the loan loss provision was prudent. The increase in salaries and employee benefits is due to additional staffing to support the loan and deposit growth. Legal and regulatory expenses increased as a result of increased activity in pending litigation. The relocation during the third quarter of 1997 of BOCL's drive-in branch was the primary cause for the increase in advertising and marketing expenses. Other expenses increased by $113,000 between the two periods as director fees increased by $30,000 due to a fee increase in January 1997, consulting fees increased by $22,000 due to programming expenses related to the year 2000 project, postage and freight expense increased by $15,000 related to loan and deposit growth and outside services increased by $15,000 due to increased ATM fees and correspondent fees.

The increase in tax expenses in 1997 is primarily the result of improved earnings during the year. In addition, the company reduced its tax expenses during 1996 by $75,000 as a result of an adjustment to its deferred tax asset valuation allowance.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

Net interest income for the nine months ended September 30, 1997 and 1996 was $5,835,000 and $4,652,000, respectively. The average yield on earning assets was 8.5% and 8.6%, the average rate paid on interest bearing liabilities was 4.8% and 4.6%, and the annualized net interest margin was 4.7% and 4.8% for the nine months ended September 30, 1997 and 1996, respectively.

THIRD QUARTER EARNINGS

Earnings for the third quarter of 1997 were $599,000 or $.37 per fully diluted share, up 34 percent over the $446,000 or $.28 per share reported for the third quarter of 1996. Net interest income showed an increase of approximately $453,000 between the two periods. This increase is the result of an increase in loan volume during the period as the Corporation realized some tightening of the net interest margin due to paying a slightly higher rate to attract deposits to support the loan growth.

Total non-interest income increased by $95,000 between the two quarters as fees generated by the Business Manager program increased by $36,000 and deposit service fees increased by $40,000 over the same period last year. The increased fees from the Business Manager program were the result of increased sales efforts for the product, and the increase in fees derived from deposit services resulted from the deposit growth realized between the two periods and an increase in fees for deposit services by BOCL between the two periods. In addition, mortgage loan fees increased by $12,000 between the two periods as mortgage rates have remained relatively low supporting increased productivity.

Total non-interest expenses increased by $280,000 for the third quarter of 1997, compared to the same quarter in 1996. Federal income tax expense increased by $144,000 due to improved earnings for the third quarter of 1997. Other factors contributing to the increase of non-interest expenses were salaries and employee benefits which increased by $117,000 due to additional staff needed to support the loan and deposit growth. Consulting fees increased by $20,000 due to programming fees related to the year 2000 project, director fees increased by $10,000 due to an increase in director fees in January 1997, advertising and marketing expenses increased by $35,000 primarily due to the relocation of the drive-in branch for BOCL during the third quarter of 1997. These increased expenses were partially offset by a reduction in other expenses of $48,000 due to a loss of $25,000 on a counterfeit check and a loss of $23,000 on the sale of OREO during the third quarter of 1996.

ACCOUNTING AND REPORTING MATTERS

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current computation of earnings per share and makes the United States standards for the computation more compatible with international earnings per share standards. The Statement requires dual presentation of earnings per share for all entities with complex capital structures. It also replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement is effective for the Corporation for the year ended December 31, 1997. The Corporation does not anticipate that adoption of this statement will have a material effect on its financial statements.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          Reference is made to the Corporation's Forms 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

ITEM 2c.  CHANGES IN SECURITIES

          During 1997, the Registrant issued shares of its common stock to the following persons upon exercise of options issued pursuant to the Registrant's Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 because the issuance did not involve a public offering by the issuer.

Date               Class of                Shares     Exercise
Issued              Purchasers             Issued     Price
------             -----------             ------     -----
01/31/97           Director                468       $7.272
02/03/97           Directors               523        7.272
02/03/97           Former Director         138        7.272
02/04/97           Director                248        7.272
02/05/97           Directors               661        7.272
02/10/97           Former Director         220        7.272
02/13/97           Former Director         275        7.272
02/16/97           Director                248        7.272
03/04/97           Director                303        7.272
03/10/97           Director                248        7.272
03/18/97           Former Director         248        7.272
03/21/97           Former Director         605        5.345
                                           303        6.318
                                           303        7.272
04/11/97           Directors               303        7.272
04/15/97           Former Director         413        7.272
04/16/97           Directors               440        7.272
04/19/97           Director                468        7.272
04/21/97           Former Director         275        7.272
04/21/97           Directors               523        7.272
04/23/97           Director                275        7.272
04/25/97           Director                716        7.272
06/06/97           Director                275        15.33
                                           ---
                                         8,479

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

    (a)     Exhibit 27, Financial Data Schedule.
    (b) No reports on Form 8-K have been filed during the quarter. However, a Form 8-K was filed on October 15, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMSOUTH BANKSHARES, INC.
                                                 (Registrant)

Date: November 10, 1997                 By:s/Harry R. Brown
                                           ---------------------------
                                           (Harry R. Brown)
                                           Chief Financial Officer,
                                           Chief Operating Officer,
                                           Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit 27          Financial Data Schedule