Form 10-K405
period 1997-12-31
COMSOUTH BANKSHARES INC
filed 1998-03-30
CIK 823246

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the Fiscal year Ended December 31, 1997          Commission File No. 0-19045

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Common Stock (no par value), held by affiliates of the Registrant on March 1, 1998 was approximately $8,572,000. As of March 1, 1998, there were 2,341,320 shares of the Registrant's Common Stock outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      Documents Incorporated by Reference:

(1) Portions of the Registrant's definitive Proxy Statement for its May 12, 1998 Annual Meeting of stockholders incorporated by reference into Part III hereof.

(2) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 incorporated by reference into Part II hereof.

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Item 1   -        Business

General

ComSouth Bankshares, Inc. (the "Corporation") is a registered bank holding company incorporated on May 15, 1987 pursuant to the laws of the state of South Carolina. It presently conducts its business through its two bank subsidiaries (the "Banks"), Bank of Columbia, N.A. ("BOCL") and Bank of Charleston, N.A. ("BOC"). The Corporation employs 68 full-time employees.

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

Services. Both Banks offer a full range of deposit services, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market areas of the Banks at rates competitive with those offered in the areas. The Banks also offer individual retirement accounts. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law. Although the Banks are competitive in their efforts to attract deposit accounts, they do not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000).

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

Data Processing. During 1994 and early 1995, the Corporation upgraded its data processing equipment to an IBM AS 400 mainframe and a 3892 IBM sorter in preparation for anticipated growth. This equipment is owned jointly by BOC and BOCL and is operated by personnel of the Corporation through a service agreement between both Banks and the Corporation. The flexibility and capacity of this equipment is expected to be sufficient to service the current needs of BOC and BOCL. The information set forth under the caption "Year 2000 Considerations" in
Note 20 to the Corporation's Consolidated Financial Statements, which are included in the Corporation's 1997 Annual Report to Shareholders, is incorporated by reference herein.

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

Anticipated Growth. BOCL's initial capitalization was $5.5 million. BOCL's capital is expected to be adequate to support assets of approximately $127 million, based on normal bank regulatory guidelines and asset mix. BOCL's growth is expected to come primarily from within its market area through loan and deposit business generated at BOCL's main office and drive-through facility, both located in downtown Columbia. BOC's initial capitalization was $5.5 million. BOC's capital is expected to be adequate to support assets of approximately $205 million, based on current bank regulatory guidelines and asset mix. Initially, BOC's growth is expected to come primarily from within the Charleston area through loan and deposit business generated at BOC's main office and drive-through facility, both located in downtown Charleston.

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

The Corporation has leased a drive-up facility located at 1427 Park Street, three blocks from the Main Street premises. The Corporation and BOCL are currently leasing this facility on a ten-year lease which commenced on October 1, 1997.

Employees. BOCL employs 25 full-time employees and BOC employs 26 full-time employees. To the extent possible, the Banks employ people experienced in the banking profession. Efforts are also made to employ people who are knowledgeable about the Columbia and Charleston areas.

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

         In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the State Board and compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation has increased takeover activity in South Carolina, the Corporation does not believe that such legislation has had, or will have, a material impact on its competitive position. However, no assurance of such fact may be given.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the former restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that the Corporation and any other bank holding company located in South Carolina is able to acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. This legislation has resulted in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Corporation does not presently anticipate that such legislation will have a material impact on its operations or future plans.

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

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (the "SAIF) or the Bank Insurance Fund (the "BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

     The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Corporation of any specific minimum leverage ratio applicable to it. As of December 31, 1996, the Corporation, BOC and BOCL had leverage ratios of 8.3%; 10.6%; and 6.4% respectively, and total risk-adjusted capital ratios of 12.1%; 14.2%; 10.6%, respectively.

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

         The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision have also issued joint rules amending the risk-based capital guidelines to take into account concentration of credit risk and the risk of non-traditional activities, and to incorporate a measure for exposure to market risk. The rule relating to concentration of credit risk and risk of non-traditional activities amends each agency's risk- based capital standards by explicitly identifying concentration of credit risk and the risk arising from activities that have not customarily been part of the banking business but have been conducted as a result of developing technology and changes in financial markets, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The rule relating to market risk amends each agency's risk-based- capital standards to incorporate measures for market risk to cover all positions located in a banking institution's trading account, foreign exchange and commodity positions. The effect of the market risk rules is that any bank or bank holding company regulated by the Federal Reserve, the FDIC or the OCC that has significant exposure to market risk must measure that risk using its own internal value-at-risk model and also hold a commensurate amount of capital. "Market risk" means the risk of loss resulting from movements in market prices. "Value-at-risk" is an estimate of potential changes in portfolio value based on a statistical confidence interval of changes in market prices that occur during some time intervals. The effective date of the market risk rules is January 1, 1997, and compliance with the rules was mandatory January 1, 1998.

         The Corporation is still assessing the impact these rules would have on the capital requirements of the Banks or the Corporation, but does not expect the impact to be material.

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

Insurance of Deposits

         As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions is as specified in a schedule issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to maintain the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

         The FDIC has implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and
(iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered "undercapitalized" if it has
(i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Corporation does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments are set at 0.00% for the first half of 1998. The FDIC may increase or decrease the new assessment rates semiannually up to a maximum increase or decrease of 5 basis points.

         The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the FICO to levy assessments on BIF- and SAIF-assessable deposits, and stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF payers will be assessed pro rata for FICO. The FICO assessment will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Other Safety and Soundness Regulations

         The federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions. If a depository institution fails to meet regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Where a capital restoration plan is required, the regulatory agency may require a bank holding company to guarantee as a condition of approval of the plan the lower of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations with respect to such a plan and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

         Current federal regulations restrict the acceptance of brokered deposits by insured depository institutions and contain a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

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

Enforcement Policies and Actions

         The OCC, the Federal Reserve and the other federal depository institution regulators have broad enforcement powers, including the power to impose civil money penalties from $5,000 per day up to $1,000,000 per day for violations of federal banking laws and regulations. Persons who are affiliated with depository institutions and are found to have violated federal banking laws and regulations can be removed from any office held in such institution and banned for life from participating in the affairs of such an institution. The banking regulators have not hesitated to use these enforcement powers.

Community Reinvestment Act

         The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting the community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility. Both Banks received ratings of satisfactory in their most recent evaluations.

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

Item 3 - Legal Proceedings

         Incorporated  by reference to Note 2 to the  Registrant's  Consolidated
Financial   Statements  set  forth  in   Registrant's   1997  Annual  Report  to
Shareholders (the "Annual Report").

         On July 30, 1997, a shareholder of the Corporation, R. Phil Roof, brought suit in the Court of Common Pleas of Richland County against eight directors and former directors of the Corporation. These eight defendants are:
Arthur M. Swanson, Mason R. Chrisman, Charles R. Jackson, LaVonne N. Phillips, Jerry Shearer, W. Carlyle Blakeney, R. Lee Burrows, Jr., and Joseph P. Griffith, Jr. The complaint alleges that the defendants breached their fiduciary duties and committed fraud by purchases and an attempt to purchase shares of the Corporation's stock while failing to disclose proposals by third parties to acquire the Corporation in 1992. The plaintiff asks for the recovery of actual, special and punitive damages.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related
Stockholder Matters

         Incorporated by reference to information set forth under the captions "Stock Data and Dividends" and "Table 11 - Quarterly Financial Results" in the Annual Report.

         During 1997, the Registrant issued shares of its common stock to the following persons upon exercise of options issued pursuant to the Registrant's Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering by the issuer.

  Date                                       Shares          Exercise
 Issued                Name                  Issued           Price
 ------                ----                  ------           -----

01/31/97               Director                 702           $4.848
02/03/97               Director                 784            4.848
02/03/97               Former Director          207            4.848
02/04/97               Director                 372            4.848
02/05/97               Directors                991            4.848
02/10/97               Former Director          330            4.848
02/13/97               Former Director          412            4.848
02/16/97               Director                 372            4.848
03/04/97               Director                 454            4.848
03/10/97               Director                 372            4.848
03/18/97               Former Director          372            4.848
03/21/97               Former Director          907            3.565
                                                454            4.212
                                                454            4.848
04/11/97               Director                 454            4.848
04/15/97               Former Director          619            4.848
04/16/97               Director                 660            4.848
04/19/97               Director                 702            4.848
04/21/97               Former Director          412            4.848
04/21/97               Director                 784            4.848
04/23/97               Director                 412            4.848
04/25/97               Director               1,074            4.848
06/06/97               Director                 412           10.220
11/04/97               Former Director        4,950            4.212
                                             ------
                                             17,662
                                             ======

Item 6 - Selected Financial and Other Data

         Incorporated by reference to information set forth under the caption "Financial Summary" in the Annual Report.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Incorporated by reference to information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 8 - Financial Statements and Supplemental Data

         Incorporated by reference to the Registrant's Consolidated Financial Statements and Notes thereto and Report of Independent Accountants set forth in the Annual Report.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is set forth under "Election of Directors" on pages 4 through 7 of the Registrant's Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), which information is incorporated herein by reference.

Item 11 -  Executive Compensation

The information required by this item is set forth under "Executive Officers" on
pages  7  through  11  of  the  1998  Proxy  Statement,   which  information  is
incorporated herein by reference.

Item 12 -  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of the 1998 Proxy Statement, which information is incorporated herein by reference.

Item 13 -  Certain Relationships and Related Transactions

The information required by this item is set forth under "Certain Relationships and Related Transactions" on page 12 of the 1998 Proxy Statement, which information is incorporated herein by reference.

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

               3.   Exhibits

               3.1  Articles of Incorporation of the Registrant, as amended

               3.2  Bylaws  of the  Registrant, as amended

               4 Specimen Stock Certificate (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10.1 Lease  Agreement  dated  May  15,  1987   (incorporated   by
                    reference   to   exhibits   filed   with  the   Registrant's
                    Registration Statement on Form S-1, File No. 33-29091)

               10.2 Lease  Agreement  dated  May  19,  1987   (incorporated   by
                    reference to exhibits filed with Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10.3 Incentive  Stock Option Plan  (incorporated  by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10.4 1995  Stock  Option  Plan   (incorporated  by  reference  to
                    exhibits filed with proxy statement relating to Registrant's 1995 Annual Meeting of Shareholders).

               10.5 Employment   Agreement  between  Registrant  and  Arthur  M.
                    Swanson (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, File No. 33-29091)

               10.6 Employment  Agreement  between  Bank of  Columbia,  NA.  and
                    Michael Kapp (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993, File No. 0-19045)

               10.7 Sub-Lease  Agreement  dated March 18, 1997  between  Bank of
                    Columbia,  N.A.  and  First  Union  National  Bank of  South
                    Carolina

               13   Portions of 1997 Annual Report to Shareholders

               21 List of Subsidiaries (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993, File No. 0-19045)

               24   Power of Attorney

               27   Financial Data Schedule

               (b) No current Reports on Form 8-K were filed during the fourth quarter of 1997

               (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbia, State of South Carolina, on the 27th day of March, 1998.

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

Signatures                             Titles                       Date

*/s/Arthur M. Swanson
----------------------------   President and Director             March 27, 1998
Arthur M. Swanson           (Principal Executive Officer)

/s/Harry R. Brown
---------------------------    Chief Financial Officer           March 27, 1998
Harry R. Brown                & Chief Operating Officer
                              (Principal Financial and
                                 Accounting Officer)
*/s/Mason R. Chrisman
                                Chairman of the Board            March 27, 1998
----------------------------
Mason R. Chrisman                   and Director


                                      Director                   March 27, 1998
----------------------------
W. Carlyle Blakeney, Jr.



----------------------------          Director                   March 27, 1998
R. Lee Burrows, Jr.


s/Charles R. Jackson                  Director                   March 27, 1998
----------------------------
Charles R. Jackson

*/s/J. Michael Kapp
                                      Director                   March 27, 1998
----------------------------
J. Michael Kapp


                                      Director                   March 27, 1998
----------------------------
LaVonne N. Phillips

*/s/John C. B. Smith, Jr.
                                      Director                   March 27, 1998
----------------------------
John C. B. Smith, Jr.

*/s/Arthur P. Swanson
                                      Director                   March 27, 1998
----------------------------
Arthur P. Swanson

/s/Harry R. Brown                                                March 27, 1998

Harry R. Brown
*  By:  (Attorney in Fact
   for each of the persons
   indicated)

                                INDEX TO EXHIBITS

           Description
 3.1  -    Articles of Incorporation of the Registrant, as amended

 3.2  -    Bylaws of the  Registrant, as amended

4          Specimen  Stock  Certificate  (incorporated  by reference to exhibits          Previously Filed
           filed with the Registrant's  Registration Statement on Form S-1, File
           No. 33-29091)

10.1  -    Lease Agreement dated May 15, 1987 (incorporated by reference to               Previously Filed
           exhibits filed with the Registrant's Registration Statement on Form S-1,
           File No. 33-29091).

10.2  -    Lease Agreement dated May 17, 1987 (incorporated by reference to               Previously Filed
           exhibits filed with the Registrant's Registration Statement on Form S-1,
           File No. 33-29091).

10.3  -    Incentive Stock Option Plan (incorporated by reference to exhibits filed       Previously Filed
           with the Registrant's Registration Statement on Form S-1, File No. 3-
           29091).

10.4       1995 Stock Option Plan  (incorporated  by reference to exhibits filed          Previously Filed
           with Previously Filed proxy statement  relating to Registrant's  1995
           Annual Meeting of Shareholders).

10.5  -    Employment agreement between Registrant and Arthur M. Swanson                  Previously Filed
           (incorporated by reference to exhibits filed with the Registrant's
           Registration Statement on Form S-1, File No. 33-29091).

10.6  -    Employment agreement between Bank of Columbia, N.A., and J. Michael            Previously Filed
           Kapp (incorporated by reference to exhibits filed with the Registrant's
           Annual Report on Form 10-K for the Year Ended December 31, 1993,
           File No. 0-19045).

10.7  -    Sub-Lease Agreement dated March 18, 1997 between Bank of Columbia,
           N.A. and First Union National Bank of South Carolina

13         Portions of 1997 Annual Report to Shareholders                                 Attached

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