Form 10-Q
period 1998-03-31
COMSOUTH BANKSHARES INC
filed 1998-05-14
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________________ to _______________________

                         Commission file number: 0-19045

                            COMSOUTH BANKSHARES, INC.
             (Exact name or registrant as specified in its charter)

             South Carolina                            57-0853342
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998:

Common Stock, No Par Value                        2,341,320
         Class                                 Number of Shares

                            COMSOUTH BANKSHARES, INC.

                                      INDEX

PART I.     Financial Information

Item 1.        Financial Statements
Page No.

    Consolidated Balance Sheets -
              March 31, 1998 (unaudited) and December 31, 1997 .......................................... 3

    Consolidated Statements  of Operations  for the Three months ended March 31,
              1998 and March 31, 997 (unaudited)......................................................... 4

    Consolidated  Statements  of Changes in  Stockholders'  Equity for the Three
              months ended March 31, 1998 and March 31, 1997
              (unaudited)................................................................................ 5

    Consolidated  Statements  of Cash Flows for the Three months ended March 31,
               1998 and March 31, 1997 (unaudited)....................................................... 6

    Notes to Consolidated Financial Statements .......................................................... 7

Item         2. Management's  Discussion and Analysis of Financial Condition and
             Results of Operations  ..................................................................... 9

PART II.    Other Information

Item 1.  Legal Proceedings ..............................................................................13

Item 6.  Exhibits and Reports on Form 8-K ...............................................................13

Signature ...............................................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,               December 31,
                                                                                                  1998                      1997
                                                                                                  ----                      ----
                                                                                               (Unaudited)
ASSETS
Cash and due from banks ........................................................              $ 11,036,269              $  9,332,658
Federal funds sold .............................................................                17,685,000                 6,820,000
                                                                                              ------------              ------------
   Total cash and cash equivalents .............................................                28,721,269                16,152,658
Investment securities:
   Held-to-maturity, at amortized cost (fair value of
   $13,372,158 in 1998 and $18,558,395 in 1997) ................................                13,302,858                18,498,356
   Available-for-sale, at fair value (amortized cost of
   $24,852,379 in 1998 and $24,504,127 in 1997) ................................                24,869,820                24,527,758
Loans receivable:
   (less allowance for loan losses 1998 - $1,838,844;
   1997 - $1,805,860) ..........................................................               146,946,488               142,670,629
Accrued interest receivable ....................................................                 1,645,462                 1,643,676
Premises and equipment .........................................................                 1,248,514                 1,311,260
Other assets ...................................................................                   641,016                   767,201
                                                                                              ------------              ------------
Total Assets ...................................................................              $217,375,427              $205,571,538
                                                                                              ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
   Noninterest bearing demand ..................................................                35,537,006                41,283,341
   NOW, money market and savings ...............................................                79,443,925                70,904,709
   Time deposits of $100,000 or more ...........................................                36,979,405                34,363,250
   Time deposits less than $100,000 ............................................                37,269,934                33,235,474
   Other time deposits .........................................................                 3,402,866                 2,885,885
                                                                                              ------------              ------------
Total deposits .................................................................               192,633,136               182,672,659
Federal funds purchased and securities sold under
   agreements to repurchase ....................................................                 3,670,070                 3,096,166
Notes payable ..................................................................                 2,108,333                 1,189,167
U.S. Treasury tax and loan accounts ............................................                   728,058                 1,330,114
Accrued interest ...............................................................                   608,580                   625,948
Other liabilities ..............................................................                   815,391                   641,912
                                                                                              ------------              ------------
Total Liabilities ..............................................................               200,563,568               189,555,966
                                                                                              ------------              ------------
Stockholders' Equity
Preferred Stock
   (no par value, 50,000,000 shares authorized; no
    shares issued or outstanding)
Special stock
   (no par value, 50,000,000 shares authorized; no
   shares issued or outstanding)
Common Stock
   (no par value, 50,000,000 shares authorized; shares
    issued and outstanding - 2,341,320 in 1998 and
    2,317,600 in 1997) .........................................................                13,824,539                13,699,539
Retained earnings ..............................................................                 2,975,809                 2,300,437
Accumulated other comprehensive income .........................................                    11,511                    15,596
                                                                                              ------------              ------------
Total Stockholders' Equity .....................................................                16,811,859                16,015,572
                                                                                              ------------              ------------
Total Liabilities and Stockholders' Equity .....................................              $217,375,427              $205,571,538
                                                                                              ============              ============

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)


                                                                                                   Three Months ended March 31,
                                                                                                  1998                      1997
                                                                                                  ----                      ----
Interest income:
Interest and fees on loans ...................................................               $ 3,323,350                $ 2,653,768
Investment securities ........................................................                   625,315                    539,516
Federal funds sold ...........................................................                    99,523                     48,215
                                                                                             -----------                -----------
   Total interest income .....................................................                 4,048,188                  3,241,499
                                                                                             -----------                -----------

Interest expense:
Deposits .....................................................................                 1,827,176                  1,427,395
Federal funds purchased and securities sold under
   agreements to repurchase ..................................................                    53,510                     44,775
U.S. Treasury tax and loan accounts ..........................................                     8,944                      9,768
Notes payable ................................................................                    23,924                     23,250
                                                                                             -----------                -----------
   Total interest expense ....................................................                 1,913,554                  1,505,188
                                                                                             -----------                -----------

Net interest income ..........................................................                 2,134,634                  1,736,311
Provision for loan losses ....................................................                   210,000                     15,000
                                                                                             -----------                -----------
Net interest income after provision
   for loan losses ...........................................................                 1,924,634                  1,721,311

Noninterest income:
Lending operations and services ..............................................                   404,496                    296,547
Service charges on deposit accounts ..........................................                   184,892                    163,265
Other ........................................................................                    35,969                     22,643
                                                                                             -----------                -----------
    Total noninterest income .................................................                   625,357                    482,455
                                                                                             -----------                -----------

Noninterest expense:
Salaries and employee benefits ...............................................                   908,700                    725,732
Occupancy expenses ...........................................................                   119,790                    107,638
Furniture and equipment ......................................................                   107,633                    109,574
Advertising and marketing ....................................................                    30,488                     24,058
Other ........................................................................                   389,879                    400,654
                                                                                             -----------                -----------
   Total noninterest expense .................................................                 1,556,490                  1,367,656
                                                                                             -----------                -----------

Income before provision for income taxes .....................................                   993,501                    836,110
Provision for income taxes ...................................................                  (318,129)                  (315,950)
                                                                                             -----------                -----------
Net income ...................................................................               $   675,372                $   520,160
                                                                                             ===========                ===========

Basic earnings per common share:
   Weighted average shares outstanding .......................................                 2,341,320                  2,304,465
   Net income per weighted average number
      of shares outstanding ..................................................               $       .29                $       .23
                                                                                             ===========                ===========

Diluted earnings per common share:
   Weighted average shares outstanding .......................................                 2,469,695                  2,419,271
    Net income per weighted average number
       of shares outstanding .................................................               $       .27                $       .21
                                                                                             ===========                ===========

                            COMSOUTH BANKSHARES,INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Three Months Ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other              Total
                                           Common          Common           Retained         Comprehensive      Stockholders'
                                           Shares          Stock            Earnings         Income (Loss)          Equity
                                           ------          -----            --------         -------------          ------

Balance at December 31, 1996 .........   2,299,138      $13,616,273      $   48,296           $(23,747)          $13,640,822
Comprehensive income:
  Net income                                                                520,160                                  520,160
  Other comprehensive income,
     net of tax -
     Unrealized loss on securities                                                             (74,067)             (74,067)
                                                                                                                 -----------
Comprehensive income                                                                                                 446,093
                                                                                                                 -----------
Issuance of common stock .............       6,112           28,175                                                   28,175
                                         ---------      -----------      ----------           --------           -----------
Balance at March 31, 1997 ............   2,305,250      $13,644,448      $  568,456           $(97,814)          $14,115,090
                                         =========      ===========      ==========           =========          ===========

Balance at December 31, 1997 .........   2,317,600      $13,699,539      $2,300,437             $15,596          $16,015,572
Comprehensive income:
  Net income .........................                                      675,372                                  675,372
  Other comprehensive income,
     net of tax -
     Unrealized loss on securities ...                                                          (4,085)              (4,085)
                                                                                                                 -----------
Comprehensive income .................                                                                               671,287
                                                                                                                 -----------
Issuance of common stock .............      23,720          125,000                                                  125,000
                                         ---------      -----------      ----------             -------          -----------
Balance at March 31, 1998 ............   2,341,320      $13,824,539      $2,975,809             $11,511          $16,811,859
                                         =========      ===========      ==========             =======          ===========


                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Three Months ended March 31,
                                                                                                    1998                    1997
                                                                                                    ----                    ----
Cash flows from operating activities:
Net income .......................................................................            $    675,372             $    520,160
Adjustments to reconcile net income to cash
   provided by operating activities:
Depreciation and amortization ....................................................                  88,101                   72,765
Provision for loan losses ........................................................                 210,000                   15,000
Amortization of premium and accretion of discount
    on investment securities .....................................................                 (18,364)                   3,844
(Increase) decrease in interest receivable .......................................                  (1,786)                  49,765
Decrease in other assets .........................................................                 126,185                   50,819
(Decrease) increase in interest payable ..........................................                 (17,368)                  49,025
Increase in other liabilities ....................................................                 175,584                  308,315
                                                                                              ------------             ------------
Cash provided by operating activities ............................................               1,237,724                1,069,693
                                                                                              ------------             ------------

Cash flows from investing activities:
Purchase of investments, held-to-maturity ........................................                       0               (3,281,875)
Purchase of investments, available-for-sale ......................................              (7,849,328)              (1,364,500)
Maturities of investments, held-to-maturity ......................................               5,214,938                    5,530
Maturities of investments, available-for-sale ....................................               7,500,000                        0
Net increase in loans ............................................................              (4,940,193)              (4,352,990)
Gross amount of loans serviced for others ........................................               1,554,136                  375,168
Remittances on loans serviced for others .........................................                (841,147)                (709,871)
Purchase of premises and equipment ...............................................                 (25,355)                 (64,101)
                                                                                              ------------             ------------
Cash used for investing activities ...............................................                 613,051               (9,392,639)
                                                                                              ------------             ------------

Cash flows from financing activities:
Net increase in deposits .........................................................               9,960,477                7,403,419
Increase in federal funds purchased and securities
    sold under agreements to repurchase ..........................................                 573,903                  190,626
Proceeds (repayment) of note payable .............................................                 919,167                  (60,000)
(Decrease) increase in U.S. Treasury, tax and loan accounts ......................                (602,056)                 436,991
Proceeds from issuance of common stock ...........................................                 125,000                   28,175
                                                                                              ------------             ------------
Cash provided by financing activities ............................................              10,976,491                7,999,211
                                                                                              ------------             ------------

Increase (decrease) in cash and cash equivalents .................................              12,827,266                 (323,735)
Cash and cash equivalents at beginning of period .................................              16,152,658               13,091,553
                                                                                              ------------             ------------
Cash and cash equivalents at end of period .......................................            $ 28,979,924             $ 12,767,818
                                                                                              ============             ============

Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................................            $  1,930,922             $  1,456,163
Cash paid for taxes ..............................................................            $      1,800             $     57,952
Noncash adjustments to report investment securities,
  available-for-sale at fair value:
Investment securities, available-for-sale ........................................            $     17,441             $   (148,202)
Other (liabilities) assets .......................................................                  (5,930)                  50,388
Unrealized gain (loss) on investment securities, available-
   for-sale, net of applicable deferred income taxes .............................            $     11,511             $    (97,814)

                            COMSOUTH BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1997, appearing in the Corporation's 1997 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1997. The unaudited results of operations for the three month period ended March 31, 1998 may not necessarily be indicative of the results for the year that will end December 31, 1998.

NOTE 1 - LOAN COMMITMENTS

At March 31, 1998, standby letters of credit of $2,181,000 and undisbursed amounts of lines of credit of $25,224,000 were outstanding.

NOTE 2 - NOTES PAYABLE

During 1996, the Corporation established a $1,200,000 revolving line of credit with another financial institution. The line-of-credit was subsequently converted to a term loan and matures December 2001 with interest payments due quarterly. Interest is variable at the lender's prime rate minus one-half percent (8.0% at March 31, 1998). 550,000 shares of Bank of Charleston's ("BOC") common stock serve as collateral. At March 31, 1998, the Corporation had an outstanding balance of $900,000 on this loan. A quarterly payment of $60,000 was made during March 1998.

During 1997, the Corporation established a $250,000 term loan with the financial institution noted in the preceding paragraph. This loan matures September 30, 2000. Interest is variable at the lender's prime rate minus one-half percent (8.0% at March 31, 1998) with repayments of $20,833 plus accrued interest due quarterly. The loan is cross-collateralized with the loan noted above. At March 31, 1998, the Corporation had an outstanding balance of $208,333 on this loan. A quarterly payment of $20,833 was made during March 1998.

On March 19, 1998, the Corporation established a $1,000,000 term loan with the financial institution previously mentioned. This loan matures March 26, 2001. Interest is variable at the lender's prime rate minus one-half percent (8.0% at March 31, 1998) with repayments of interest only quarterly for the first year, followed by four quarterly principal payments of $50,000 plus accrued interest, followed by four quarterly principal payments of $200,000 plus accrued interest. This loan is cross-collateralized with the existing term loans. At March 31, 1998, the Corporation had an outstanding balance of $1,000,000 on this loan; no quarterly payments were due or made during the quarter ending March 31, 1998.

The line of credit agreement and the term loan agreements contain certain covenants. The principal financial covenants require the Corporation to maintain the allowance for loan losses at a minimum of 100% of non-performing assets; tangible equity to total assets at least equal to 8% for BOC and at least equal to 6% for Bank of Columbia ("BOCL"); non-performing loans plus foreclosed assets to loans receivable plus foreclosed assets at a ratio no greater than 1.80%; and maintain a return on average assets of at least 1%. The Corporation was in full compliance with all of the covenants at quarter end. The Corporation is also restricted from paying any dividends unless approved by the lender. The Corporation received a waiver from the lender on this restriction for the 1997 three-for-two stock split and the 10% stock dividend paid in December 1996.

At  March  31,  1997,  BOCL  had   approximately   $11.0  million  and  BOC  had
approximately $10.1 million in standby credit available from other banks for short-term borrowings.

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards require creditors to account for impaired loans, except for those collateral dependent loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. Specific reserves are maintained on impaired loans in accordance with SFAS 114 and SFAS 118, when required. The adoption of the standards has not had a material impact on the Corporation's financial position or results of operations. Currently, the Banks have $430,000 in loans classified as impaired loans.

When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of income is discontinued unless the loan is well secured and in the process of collection. Previously accrued interest on loans transferred to nonaccrual status is reversed against current earnings and any subsequent interest is recognized on the cash basis. Problem assets include nonaccrual loans, restructured loans and foreclosed properties. At March 31, 1998, $183,000 of loans was on nonaccrual status as compared to $88,000 at December 31, 1997. No previous nonaccrual loans have been returned to active status during 1998; therefore, no interest income has been recognized on these loans. Interest income of $4,132 was recognized during 1997 for loans previously recorded as nonaccrual. For those loans classified as nonaccrual as of March 31, 1998 and December 31, 1997, interest income of $4,527 and $6,722 would have been recognized in the respective periods if those loans had performed under the original terms.

All accruing loans 90 days or more past due were in the process of collection at each period end. At March 31, 1998, total classified loans were $3,392,000 or 2.3% of total loans, compared to $3,736,000 or 2.6% at December 31, 1997. While it is difficult to determine the impact of these potential problem loans, the future impact is not expected to be material as an estimate of the potential impact has been considered in determining the amount of the allowance for loan losses at March 31, 1998. Other than the loans previously discussed, management is not aware of any possible credit problems of borrowers, which cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms.

Management continuously monitors business and geographic concentrations of its loan portfolio and believes that the loan portfolio is adequately diversified. There were no significant concentrations in any industry or with any individual borrower for the periods presented.

PROBLEM ASSETS
                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------
Nonaccrual loans .........................    $182,721           $ 87,989
Loans past due ninety days or more .......      72,507             77,673
Troubled debt restructuring ..............           0                  0
Other real estate owned ..................           0                  0
                                              --------           --------
      Total ..............................    $255,228           $165,662
                                              ========           ========

Nonperforming assets to total loans
   and other real estate owned ...........         .17%               .11%
                                              ========           ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:


                                             March 31, 1998    December 31, 1997
                                             --------------    -----------------
Balance at beginning of period ........       $ 1,805,860        $ 1,802,402
Provision for loan losses .............           210,000            334,000
Loans charged-off:
   Commercial .........................          (175,468)          (321,642)
   Real estate-mortgage ...............                 0                  0
   Consumer and other .................            (1,819)           (34,097)
                                              -----------        -----------
       Total ..........................          (177,287)          (355,739)
                                              -----------        -----------
Recoveries:
  Commercial ..........................               200             20,931
  Real estate-mortgage ................                 0                  0
  Consumer and other ..................                71              4,266
                                              -----------        -----------
      Total ...........................               271             25,197
                                              -----------        -----------
Balance at end of period ..............       $ 1,838,844        $ 1,805,860
                                              ===========        ===========

Because extending credit involves a certain degree of risk-taking, management has established loan and credit policies designed to control both the types and amounts of risk assumed and to minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices, collection procedures, and nonaccrual and charge-off guidelines. In addition, both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management believes that the March 1998 allowance levels at both BOCL and BOC are sufficient to absorb expected charge-offs and provides adequately for the inherent losses that exist in the loan portfolio, assuming more or less normal conditions exist.


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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans and investment securities, sales of temporary investments, or sales of investment securities classified as available-for-sale. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions may be dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At March 31, 1998, BOCL had approximately $11.0 million while BOC had approximately $10.1 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operations of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

At March 31, 1998 and December 31, 1997, liquid assets of approximately $67.2 million and $59.2 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $25,224,000 and $22,043,000, respectively, and letters of credit totaling $2,181,000 and $3,327,000, respectively. The amount of liquid assets available at March 31, 1998 includes cash and cash equivalents of $29,000,000, an increase of $12,900,000 from the December 31, 1997 amount of $16,100,000. This increase in cash and cash equivalents is primarily attributable to investment securities which were either called or matured during the last week of the quarter and were reinvested in federal funds sold.

Reliance is being placed upon continued deposit growth as the principal source of funds. Management is committed to pay competitive market rates for deposits. Deposits were approximately $192.6 million at March 31, 1998, compared to $182.7 million at December 31, 1997. Of the total deposit base of the Corporation at March 31, 1998, approximately $40.0 million, or 20.8%, consisted of Certificates of Deposits in amounts of $100,000 and higher ("Jumbo Certificates").

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

One of the principal uses of funds is to meet loan demand at BOCL and BOC. At March 31, 1998, total loans outstanding were approximately $148.5 million, as compared to $144.5 million at December 31, 1997. During the first three months of 1998, both Banks have experienced good loan growth. The economic picture in the markets serviced by both Banks continues to be good.

Both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance for loan losses each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At March 31, 1998, the allowance for loan losses at BOCL and BOC was approximately $883,000 and $956,000, respectively. At December 31, 1997, the allowance for loan losses at BOCL and BOC was approximately $855,000 and $951, 000, respectively.

 The Comptroller of the Currency ("OCC"), the Banks' primary regulator requires national banks to maintain a Tier 1 (primarily stockholders' equity) risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 1998, the Tier I capital ratio for BOCL was 10.5% and the total capital ratio was 11.7%, while BOC had a Tier I ratio of 12.9% and a total capital ratio of 14.0%.

The Corporation's primary regulator, the Board of Governors of the Federal Reserve System (the "Board"), has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier I capital. The Corporation's Tier I capital ratio was 11.1% and its total capital ratio was 12.3% at March 31, 1998. These ratios are well within guidelines established by the Corporation's primary regulator.

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

RESULTS OF OPERATIONS

For the first three months of 1998, the Corporation had net earnings of $675,000 or $.27 per diluted share, an increase of 30% over the $520,000 or $.21 per diluted share for the same period of 1997. The economy in the market serviced by each bank has been favorable over the past several years and has generated a need for businesses to borrow to fund expansion and growth, resulting in sustained loan growth throughout 1997 and into the first quarter of 1998. The improved earnings over the prior period are the direct result of this loan growth.

The Corporation had total revenues of $4,673,000 and $3,724,000 and total expenses of $3,998,000 and $3,204,000 for the three months ended March 31, 1998 and 1997, respectively. Summarized below is an analysis of the composition of revenues and expenses for the three month periods ended March 31, 1998 and 1997.


                           Three Months Ended March 31,

                                                 1998                 1997
                                                 ----                 ----
Interest on loans ..................   $3,323,000   71.1%   $2,654,000    71.3%
Interest on investment securities ..      625,000   13.4%      540,000    14.5%
Interest on temporary investments ..      100,000    2.1%       48,000     1.3%
Non-interest income ................      625,000   13.4%      482,000    12.9%
                                       ----------   -----    ---------   -----

Total Revenues .....................   $4,673,000   100.0%  $3,724,000   100.0%
                                       ==========   =====   ==========   =====


The increase in interest on loans is entirely due to the change in volume as rates earned on loans were the same for the two periods reported. The increase in interest earned on investment securities was mostly due to a slight improvement realized in the yield between the two periods as the Federal Reserve implemented a 25 basis point increase in the federal funds rate in March 1997, which eventually increased rates paid on investment securities. Increased outstandings in the temporary investment category resulted in the improved earnings over the prior period. Noninterest income improved by $143,000 between the two periods, primarily due to a $20,000 improvement in fees derived from deposit services as a result of growth in deposit accounts and a $118,000 improvement in fees derived from mortgage loan origination fees as mortgage rates remained favorable between the two periods, creating increased activity in mortgage loan refinancing.

Operating Expenses for the three months ended March 31, 1998 and 1997 were as shown in the following table:



                                                Three Months Ended March 31,
                                                 1998                  1997
                                                 ----                  ----
Interest on deposits ...............   $1,827,000    45.7%   $1,427,000    44.5%
Interest on note payable and
   securities sold under agreements
   to repurchase ...................       86,000     2.2%       78,000     2.4%
Provision for loan losses ..........      210,000     5.3%       15,000      .5%
Salaries and employee benefits .....      909,000    22.7%      726,000    22.7%
Occupancy expenses .................      120,000     3.0%      108,000     3.4%
Furniture and equipment expenses ...      108,000     2.7%      109,000     3.4%
Legal and regulatory ...............      121,000     3.0%      139,000     4.3%
Printing and supplies ..............       49,000     1.2%       42,000     1.3%
Advertising and marketing ..........       30,000      .8%       24,000      .7%
Other ..............................      220,000     5.5%      220,000     6.9%
Taxes ..............................      318,000     7.9%      316,000     9.9%
                                       ----------   -----    ----------   -----

Total Operating Expenses ...........   $3,998,000   100.0%   $3,204,000   100.0%
                                       ==========   =====    ==========   =====


The change in interest paid on deposits is principally due to the strong growth in deposits as rates paid on deposits remained basically the same for the two periods. The significant change in the loan loss provision for the two periods is due to additional reserves needed to support the $28 million increase in loans outstanding, management's recognition that a significant portion of the portfolio is beginning to mature, and the charge-off of a sizable credit in the fourth quarter of 1997 and another in the first quarter of 1998. Additionally, the Corporation has begun to estimate and accrue for potential credit risk as a result of the year 2000 problem. The increase in salaries and employee benefits is primarily due to increased staffing needed to support the strong loan and deposit growth. The change in legal and regulatory expenses is due to reduced legal expenses as a result of the settlement of a significant portion of the pending litigation during the first quarter of 1998.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

Net interest income for the three months ended March 31, 1998 and 1997 was $2,135,000 and $1,736,000, respectively. The average yield on earning assets was 8.1% and 8.3%, the average rate paid on interest bearing liabilities was 4.7% and 4.7%, and the annualized net interest margin was 4.3% and 4.4% for the three months ended March 31, 1998 and 1997, respectively.

SUBSEQUENT EVENT

On April 14, 1998, the Corporation entered into an Agreement and Plan of Merger with Anchor Financial Corporation ("Anchor"), that provides for the merger of the Corporation into Anchor and the exchange of the Corporation's common stock for shares of Anchor common stock. Consummation of the transaction is subject to regulatory approvals and approval of the Corporation's shareholders. If all required approvals are obtained, the transaction is expected to close in the third quarter of 1998.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Incorporated by reference to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

               (a)   Exhibit 27, Financial Data Schedule.
               (b) A Form 8-K was filed on April 22, 1998 and contained reportable items concerning an Agreement and Plan of Merger by and between Registrant and Anchor Financial Corporation. No financial statements were filed with the Form 8-K.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMSOUTH BANKSHARES, INC.
                                        (Registrant)

Date: 5-13-98                           s/Harry R. Brown
                                   By:----------------------------
                                        (Harry R. Brown)
                                        Chief Financial Officer,
                                        Chief Operating Officer,
                                        Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit 27
Financial Data Schedule