Form 10-Q
period 1998-06-30
COMSOUTH BANKSHARES INC
filed 1998-08-13
CIK 823246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

Common Stock, No Par Value                                   2,342,683
            Class                                          Number of Shares

                            COMSOUTH BANKSHARES, INC.

                                      INDEX

PART I.     Financial Information

Item 1.        Financial Statements                                                         Page No.

    Consolidated Balance Sheets -
              June 30, 1998 (unaudited) and December 31, 1997 ................................     3

    Consolidated Statements of Operations for the Three months
              and Six months ended June 30, 1998 and June 30, 1997 (unaudited)................     4

    Consolidated Statements of Changes in Stockholders' Equity for the Six
              months ended June 30, 1998 and June 30, 1997
              (unaudited).....................................................................     5
    Consolidated Statements of Cash Flows for the Six months
               ended June 30, 1998 and June 30, 1997 (unaudited)..............................     6

    Notes to Consolidated Financial Statements ...............................................   7-8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............................................  9-12

PART II     Other Information

Item 1.  Legal Proceedings ...................................................................    13

Item 4.  Submission of Matters to a Vote of Security Holders .................................    13

Item 6.  Exhibits and Reports on Form 8-K ....................................................    13

Signature ....................................................................................    13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            COMSOUTH BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June30,                 December31,
                                                                                                  1998                      1997
                                                                                              ------------              ------------
                                                                                              (Unaudited)
ASSETS
Cash and due from banks ........................................................              $  9,856,957              $  9,332,658
Federal funds sold .............................................................                 8,990,000                 6,820,000
                                                                                              ------------              ------------
   Total cash and cash equivalents .............................................                18,846,957                16,152,658
Investment securities:
   Held-to-maturity, at amortized cost (fair value of
   $12,891,101 in 1998 and $18,558,395 in 1997) ................................                12,816,059                18,498,356
   Available-for-sale, at fair value (amortized cost of
   $35,895,658 in 1998 and $24,504,127 in 1997) ................................                35,925,525                24,527,758
Loans receivable:
   (less allowance for loan losses 1998 - $1,975,390;
   1997 - $1,805,860) ..........................................................               150,039,280               142,670,629
Accrued interest receivable ....................................................                 1,687,428                 1,643,676
Premises and equipment .........................................................                 1,175,381                 1,311,260
Other assets ...................................................................                   597,857                   767,201
                                                                                              ------------              ------------
Total Assets ...................................................................              $221,088,487              $205,571,538
                                                                                              ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
   Noninterest bearing demand ..................................................                39,800,620                41,283,341
   NOW, money market and savings ...............................................                78,318,421                70,904,709
   Time deposits of $100,000 or more ...........................................                33,400,033                34,363,250
   Time deposits less than $100,000 ............................................                40,424,202                33,235,474
   Other time deposits .........................................................                 3,718,134                 2,885,885
                                                                                              ------------              ------------
Total deposits .................................................................               195,661,410               182,672,659
Federal funds purchased and securities sold under
   agreements to repurchase ....................................................                 3,109,676                 3,096,166
Notes payable ..................................................................                 2,100,000                 1,189,167
U.S. Treasury tax and loan accounts ............................................                 1,165,599                 1,330,114
Accrued interest ...............................................................                   635,708                   625,948
Other liabilities ..............................................................                   843,535                   641,912
                                                                                              ------------              ------------
Total Liabilities ..............................................................               203,515,928               189,555,966
                                                                                              ------------              ------------
Stockholders' Equity
Preferred Stock
   (no par value, 50,000,000 shares authorized; no
    shares issued or outstanding)
Special stock
   (no par value, 50,000,000 shares authorized; no
   shares issued or outstanding)
Common Stock
   (no par value, 50,000,000 shares authorized; shares
    issued and outstanding - 2,342,683 in 1998 and
    2,317,600 in 1997) .........................................................                13,829,687                13,699,539
Retained earnings ..............................................................                 3,723,160                 2,300,437
Accumulated other comprehensive income .........................................                    19,712                    15,596
                                                                                              ------------              ------------
Total Stockholders' Equity .....................................................                17,572,559                16,015,572
                                                                                              ------------              ------------
Total Liabilities and Stockholders' Equity .....................................              $221,088,487              $205,571,538
                                                                                              ============              ============

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                                                           Three Months                         Six Months
                                                                           ended June 30,                     ended June 30,
                                                                       1998            1997               1998            1997
                                                                  -----------       -----------       -----------       ------------
Interest income:
Interest and fees on loans .................................      $ 3,414,158       $ 2,909,529       $ 6,737,508       $ 5,563,297
Investment securities ......................................          648,844           656,084         1,274,159         1,195,600
Federal funds sold .........................................          194,592            24,261           294,115            72,476
                                                                  -----------       -----------       -----------       -----------
   Total interest income ...................................        4,257,594         3,589,874         8,305,782         6,831,373
                                                                  -----------       -----------       -----------       -----------

Interest expense:
Deposits ...................................................        1,898,297         1,496,236         3,725,473         2,923,631
Federal funds purchased and securities sold under
   agreements to repurchase ................................           39,104            53,823            92,614            98,598
U.S. Treasury tax and loan accounts ........................            8,306             4,848            17,250            14,616
Notes payable ..............................................           43,988            23,108            67,912            46,358
                                                                  -----------       -----------       -----------       -----------
   Total interest expense ..................................        1,989,695         1,578,015         3,903,249         3,083,203
                                                                  -----------       -----------       -----------       -----------

Net interest income ........................................        2,267,899         2,011,859         4,402,533         3,748,170
Provision for loan losses ..................................          215,000            90,000           425,000           105,000
                                                                  -----------       -----------       -----------       -----------
Net interest income after provision
   for loan losses .........................................        2,052,899         1,921,859         3,977,533         3,643,170

Noninterest income:
Lending operations and services ............................          373,867           337,641           778,363           634,188
Service charges on deposit accounts ........................          176,972           171,021           361,864           334,286
Other ......................................................           14,154            17,928            50,123            40,571
                                                                  -----------       -----------       -----------       -----------
    Total noninterest income ...............................          564,993           526,590         1,190,350         1,009,045
                                                                  -----------       -----------       -----------       -----------

Noninterest expense:
Salaries and employee benefits .............................          898,474           757,732         1,807,174         1,483,464
Occupancy expenses .........................................          125,120           107,589           244,910           215,227
Furniture and equipment ....................................          104,929           127,978           212,562           237,552
Advertising and marketing ..................................           30,205            32,842            60,693            56,900
Other ......................................................          406,743           575,198           796,622           975,852
                                                                  -----------       -----------       -----------       -----------
   Total noninterest expense ...............................        1,565,471         1,601,339         3,121,961         2,968,995
                                                                  -----------       -----------       -----------       -----------

Income before provision for income taxes ...................        1,052,421           847,110         2,045,922         1,683,220
Provision for income taxes .................................         (305,070)         (322,118)         (623,199)         (638,068)
                                                                  -----------       -----------       -----------       -----------
Net income .................................................      $   747,351       $   524,992       $ 1,422,723       $ 1,045,152
                                                                  ===========       ===========       ===========       ===========

Basic earnings per common share:
   Weighted average shares outstanding .....................        2,342,115         2,309,348         2,342,115         2,309,348
   Net income per weighted average number
      of shares outstanding ................................      $       .32       $       .23       $       .61       $       .46
                                                                  ===========       ===========       ===========       ===========

Diluted earnings per common share:
   Weighted average shares outstanding .....................        2,473,042         2,436,677         2,473,042         2,436,677
    Net income per weighted average number
       of shares outstanding ...............................      $       .30       $       .21       $       .57       $       .42
                                                                  ===========       ===========       ===========       ===========

                            COMSOUTH BANKSHARES,INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other              Total
                                         Common            Common          Retained         Comprehensive      Stockholders'
                                         Shares             Stock          Earnings          Income(Loss)          Equity
                                         ------             -----          --------          ------------          ------

Balance at December 31, 1996             2,299,138      $13,616,273      $   48,296           $ (23,747)      $13,640,822
Comprehensive income:
  Net income                                                              1,045,152                             1,045,152
  Other comprehensive income,
     net of tax -
     Unrealized gain on securities                                                                3,666             3,666
                                                                                                              -----------
Comprehensive income                                                                                            1,048,818
                                                                                                              -----------
Issuance of common stock                    12,482           58,200                                                58,200
                                         ---------      -----------      ----------           ---------       -----------
Balance at June 30, 1997                 2,311,620      $13,674,473      $1,093,448           $ (20,081)      $14,747,840
                                         =========      ===========      ==========           =========       ===========

Balance at December 31, 1997             2,317,600      $13,699,539      $2,300,437           $  15,596       $16,015,572
Comprehensive income:
  Net income                                                              1,422,723                             1,422,723
  Other comprehensive income,
     net of tax -
     Unrealized gain on securities                                                                4,116             4,116
                                                                                                              -----------
Comprehensive income                                                                                            1,426,839
                                                                                                              -----------
Issuance of common stock                    25,083          130,148                                               130,148
                                         ---------      -----------      ----------             -------       -----------
Balance at June 30, 1998                 2,342,683      $13,829,687      $3,723,160             $19,712       $17,572,559
                                         =========      ===========      ==========             =======       ===========

                            COMSOUTH BANKSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Six Months ended June 30,
                                                                                                   1998                    1997
                                                                                                   ----                    ----
Cash flows from operating activities:
Net income .......................................................................            $  1,422,723             $  1,045,152
Adjustments to reconcile net income to cash
   provided by operating activities:
Depreciation and amortization ....................................................                 178,095                  186,286
Provision for loan losses ........................................................                 425,000                  105,000
Deferred Tax Benefit .............................................................                                          (50,000)
Amortization of premium and accretion of discount
    on investment securities .....................................................                 (21,649)                   6,521
Increase in interest receivable ..................................................                 (43,752)                (306,677)
Decrease in other assets .........................................................                 169,344                   99,343
Increase in interest payable .....................................................                   9,760                   21,903
Increase in other liabilities ....................................................                 199,504                  247,602
                                                                                              ------------             ------------
Cash provided by operating activities ............................................               2,339,025                1,355,130
                                                                                              ------------             ------------

Cash flows from investing activities:
Purchase of investments, held-to-maturity ........................................                       0               (3,281,875)
Purchase of investments, available-for-sale ......................................             (23,391,846)              (4,862,625)
Maturities of investments, held-to-maturity ......................................               5,704,261                   13,894
Maturities of investments, available-for-sale ....................................              12,000,000                        0
Net increase in loans ............................................................              (8,843,891)             (14,527,692)
Gross amount of loans serviced for others ........................................               6,265,717                  375,168
Remittances on loans serviced for others .........................................              (5,215,477)                (709,871)
Purchase of premises and equipment ...............................................                 (42,217)                (113,467)
                                                                                              ------------             ------------
Cash used for investing activities ...............................................             (13,523,453)             (23,106,468)
                                                                                              ------------             ------------

Cash flows from financing activities:
Net increase in deposits .........................................................              12,988,751               15,770,637
Increase in federal funds purchased and securities
    sold under agreements to repurchase ..........................................                  13,510                3,572,696
Proceeds (repayment) of note payable .............................................                 910,833                 (120,000)
(Decrease) increase in U.S. Treasury, tax and loan accounts ......................                (164,515)                 349,861
Proceeds from issuance of common stock ...........................................                 130,148                   58,200
                                                                                              ------------             ------------
Cash provided by financing activities ............................................              13,878,727               19,631,394
                                                                                              ------------             ------------

Increase (decrease) in cash and cash equivalents .................................               2,694,299               (2,119,944)
Cash and cash equivalents at beginning of period .................................              16,152,658               13,091,553
                                                                                              ------------             ------------
Cash and cash equivalents at end of period .......................................            $ 18,846,957             $ 10,971,609
                                                                                              ============             ============

Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................................            $  3,893,489             $  3,061,300
Cash paid for taxes ..............................................................            $    671,793             $    736,837
Noncash adjustments to report investment securities,
  available-for-sale at fair value:
Investment securities, available-for-sale ........................................            $     29,867             $    (30,426)
Other (liabilities) assets .......................................................                 (10,155)                  10,345
Unrealized gain (loss) on investment securities, available-
   for-sale, net of applicable deferred income taxes .............................            $     19,712             $    (20,081)

                            COMSOUTH BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated statements of operations and of cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The interim financial statements, including related notes, should be read in conjunction with the financial statements for the year ended December 31, 1997, appearing in the Corporation's 1997 Annual Report and included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1997. The unaudited results of operations for the six month period ended June 30, 1998 may not necessarily be indicative of the results for the year that will end December 31, 1998.

NOTE 1 - LOAN COMMITMENTS

At June 30, 1998, standby letters of credit of $1,835,000 and undisbursed amounts of lines of credit of $28,666,000 were outstanding.

NOTE 2 - NOTES PAYABLE

On May 18, 1998, the Corporation established a $2,100,000 term loan with another financial institution. This loan matures on June 30, 1999. Interest is variable at the Wall Street Journal prime rate minus one-half percent (8.0% at June 30, 1998) with repayments of interest only quarterly with principal to be paid at maturity. 550,000 shares of Bank of Charleston's ("BOC") common stock is pledged as collateral. At June 30, 1998, the Corporation had an outstanding balance of $2,100,000 on this loan. A quarterly interest payment of $18,677 was made during the quarter ending June 30, 1998.

The proceeds from the above mentioned note were used to extinguish the current outstanding balances of all other notes payable by the Corporation during the second quarter of 1998.

At June 30, 1998, BOCL had approximately $11.0 million and BOC had approximately $10.1 million in standby credit available from other banks for short-term borrowings.

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. These standards require creditors to account for impaired loans, except for those collateral dependent loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. Specific reserves are maintained on impaired loans in accordance with SFAS 114 and SFAS 118, when required. The adoption of the standards has not had a material impact on the Corporation's financial position or results of operations. Currently, the Banks have $425,090 in loans classified as impaired loans.

When a loan becomes 90 days past due as to interest or principal or serious doubt exists as to collectibility, the accrual of income is discontinued unless the loan is well secured and in the process of collection. Previously accrued interest on loans transferred to nonaccrual status is reversed against current earnings and any subsequent interest is recognized on the cash basis. Problem assets include nonaccrual loans, restructured loans and foreclosed properties. At June 30, 1998 and December 31, 1997, $88,000 of loans was on nonaccrual status. No previous nonaccrual loans have been returned to active status during 1998; therefore, no interest income has been recognized on these loans. Interest income of $4,132 was recognized during 1997 for loans previously recorded as nonaccrual. For those loans classified as nonaccrual as of June 30, 1998 and December 31, 1997, interest income of $4,479 and $6,722 would have been recognized in the respective periods if those loans had performed under the original terms.

All accruing loans 90 days or more past due were in the process of collection at each period end. At June 30, 1998, total classified loans were $3,627,000 or 2.4% of total loans, compared to $3,736,000 or 2.6% at December 31, 1997. While it is difficult to determine the impact of these potential problem loans, the future impact is not expected to be material as an estimate of the potential impact has been considered in determining the amount of the allowance for loan losses at June 30, 1998. Towards the end of July 1998, management became aware of a potential problem credit in the amount of $235,000. The loan subsequently has been placed on nonaccrual status and appropriate adjustments have been made to the allowance for loan losses. Management is currently reevaluating the collateral value to determine potential risk. Other than the loan specifically mentioned and others previously discussed, management is not aware of any possible credit problems of borrowers, which cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms.

Management continuously monitors business and geographic concentrations of its loan portfolio and believes that the loan portfolio is adequately diversified. There were no significant concentrations in any industry or with any individual borrower for the periods presented.

PROBLEM ASSETS                             June 30, 1998      December 31, 1997
                                           -------------      -----------------
Nonaccrual loans                               $88,368                $87,989
Loans past due ninety days or more             133,321                 77,673
Troubled debt restructuring                          0                      0
Other real estate owned                              0                      0
                                              --------               --------
      Total                                   $221,689               $165,662
                                              ========               ========

Nonperforming assets to total loans
   and other real estate owned                     .15%                   .11%
                                              ========               ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

                                             June 30, 1998    December 31, 1997
                                             -------------    -----------------
Balance at beginning of period               $1,805,860            $1,802,402
Provision for loan losses                       425,000               334,000
Loans charged-off:
   Commercial                                 (234,137)             (321,642)
   Real estate-mortgage                               0                     0
   Consumer and other                          (30,565)              (34,097)
                                               --------              --------
       Total                                  (264,702)             (355,739)
                                              ---------             ---------
Recoveries:
  Commercial                                      6,748                20,931
  Real estate-mortgage                                0                     0
  Consumer and other                              2,484                 4,266
                                                  -----                 -----
      Total                                       9,232                25,197
                                                  -----                ------
Balance at end of period                     $1,975,390            $1,805,860
                                             ==========            ==========

Because extending credit involves a certain degree of risk-taking, management has established loan and credit policies designed to control both the types and amounts of risk assumed and to minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices, collection procedures, and nonaccrual and charge-off guidelines. In addition, both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management believes that the June 1998 allowance levels at both BOCL and BOC are sufficient to absorb expected charge-offs and provides adequately for the inherent losses that exist in the loan portfolio, assuming more or less normal conditions exist.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Corporation's primary source of liquidity is funds derived from the deposit gathering operations of the Corporation's two subsidiary banks - BOC and BOCL, with additional funds provided from maturing loans and investment securities, sales of temporary investments, or sales of investment securities classified as available-for-sale. These funds are used to pay interest on deposits and to fund deposit outflows. Any remaining funds are utilized for investments and to fund loan commitments and disbursements, to repay debt, and to fund operating expenses. Negative funds positions may be dealt with by a combination of actions including borrowing from other banks or rediscounting qualifying loans with the Federal Reserve Bank. At June 30, 1998, BOCL had approximately $11.0 million while BOC had approximately $10.1 million in standby credit available to them from other financial institutions. Management believes that a sufficient liquidity balance is maintained through the operations of its asset and liability management program. Additionally, the standby credit facilities provide adequate protection in the event of negative cash flows.

At June 30, 1998 and December 31, 1997, liquid assets of approximately $67.6 million and $59.2 million, respectively, were available to meet demands for deposit withdrawals, undisbursed amounts on lines of credit ("loan commitments") of $28,666,000 and $22,043,000, respectively, and letters of credit totaling $1,835,000 and $3,327,000, respectively. The amount of liquid assets available at June 30, 1998 includes cash and cash equivalents of $18,800,000, an increase of $2,700,000 from the December 31, 1997 amount of $16,100,000. This increase in cash and cash equivalents is primarily due to strong growth in deposit accounts and the maturity of investment securities during the quarter which were invested in federal funds sold.

Reliance is being placed upon continued deposit growth as the principal source of funds. Management is committed to pay competitive market rates for deposits. Deposits were approximately $195.7 million at June 30, 1998, compared to $182.7 million at December 31, 1997. Of the total deposit base of the Corporation at June 30, 1998, approximately $33.0 million, or 17.0%, consisted of Certificates of Deposits in amounts of $100,000 and higher ("Jumbo Certificates").

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

One of the principal uses of funds is to meet loan demand at BOCL and BOC. At June 30, 1998, total loans outstanding were approximately $152.0 million, as compared to $144.5 million at December 31, 1997. During the first six months of 1998, both Banks have experienced good loan growth. The economic picture in the markets serviced by both Banks continues to be good.

Both BOCL and BOC maintain a loan classification system to monitor exposure to potential loan losses. Management of the Banks reviews the adequacy of the allowance for loan losses each quarter to identify problem loans in connection with its assessment of the overall quality of the respective loan portfolios. At June 30, 1998, the allowance for loan losses at BOCL and BOC was approximately $951,000 and $1,024,000, respectively. At December 31, 1997, the allowance for loan losses at BOCL and BOC was approximately $855,000 and $951, 000, respectively.

The Comptroller of the Currency ("OCC"), the Banks' primary regulator requires national banks to maintain a Tier 1 (primarily stockholders' equity) risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 1998, the Tier I capital ratio for BOCL was 10.6% and the total capital ratio was 11.8%, while BOC had a Tier I ratio of 13.3% and a total capital ratio of 14.6%.

The Corporation's primary regulator, the Board of Governors of the Federal Reserve System (the "Board"), has issued guidelines requiring a minimum risk based capital ratio of 8.0%, of which at least 4.0% must consist of Tier I capital. The Corporation's Tier I capital ratio was 11.2% and its total capital ratio was 12.5% at June 30, 1998. These ratios are well within guidelines established by the Corporation's primary regulator.

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

RESULTS OF OPERATIONS

For the first six months of 1998, the Corporation had net earnings of $1,423,000 or $.57 per diluted share, an increase of 36% over the $1,045,000 or $.42 per diluted share for the same period of 1997. The economy in the market serviced by each bank has been favorable over the past several years and has generated a need for businesses to borrow to fund expansion and growth, resulting in sustained loan growth throughout 1997 and into the first half of 1998. The improved earnings over the prior period are the direct result of this loan growth.

The Corporation had total revenues of $9,496,000 and $7,840,000 and total expenses of $8,073,000 and $6,795,000 for the six months ended June 30, 1998 and 1997, respectively. Summarized below is an analysis of the composition of revenues and expenses for the six month periods ended June 30, 1998 and 1997.

                                                                Six Months Ended June 30,
                                                         1998                          1997
                                                         ----                          ----
Interest on loans                           $6,738,000        71.0%      $5,563,000         71.0%
Interest on investment securities            1,274,000        13.4%       1,196,000         15.2%
Interest on temporary investments              294,000         3.1%          72,000           .9%
Non-interest income                          1,190,000        12.5%       1,009,000         12.9%
                                            ----------       -----       ----------        -----

Total Revenues                              $9,496,000       100.0%      $7,840,000        100.0%
                                            ==========       =====       ==========        =====


The increase in interest on loans is entirely due to the change in volume as rates earned on loans were relatively the same for the two periods reported. The increase in interest earned on investment securities was also due to the change in volume as rates earned on investments during the first half of 1998 were approximately 15 basis points below those earned for the same period of 1997. Increased earnings in the temporary investment category were the result of deposit growth and the maturing of investment securities and slightly lower than planned loan growth during the period. Noninterest income improved by $180,000 between the two periods, primarily due to a $28,000 improvement in fees derived from deposit services as a result of growth in deposit accounts and a $170,000 improvement in fees derived from mortgage loan origination fees as mortgage rates remained favorable between the two periods, creating increased activity in mortgage loan refinancing. Business manager fees declined between the two periods by approximately $25,000 as management has shifted towards a maintenance rather than a growth strategy on this product at the present time.

Operating Expenses for the six months ended June 30, 1998 and 1997 were as shown in the following table:


                                                         Six Months Ended March 31,
                                                         1998                      1997
Interest on deposits                        $3,725,000         46.2%     $2,924,000          43.0%
Interest on note payable and
   securities sold under agreements
   to repurchase                               178,000          2.2%        159,000           2.3%
Provision for loan losses                      425,000          5.3%        105,000           1.6%
Salaries and employee benefits               1,807,000         22.4%      1,483,000          21.8%
Occupancy expenses                             245,000          3.0%        215,000           3.2%
Furniture and equipment expenses               212,000          2.6%        237,000           3.5%
Legal and regulatory                           237,000          2.9%        422,000           6.2%
Printing and supplies                           99,000          1.2%         85,000           1.3%
Advertising and marketing                       61,000           .8%         57,000            .8%
Other                                          461,000          5.7%        470,000           6.9%
Taxes                                          623,000          7.7%        638,000           9.4%
                                            ----------         ----      ----------         -----

Total Operating Expenses                    $8,073,000        100.0%     $6,795,000         100.0%
                                            ==========        =====      ==========         =====


The change in interest paid on deposits is principally due to the strong growth in deposits, however, rates paid on deposits increased by approximately 10 basis points as competition for deposits has continued to increase, creating higher funds costs. The significant change in the loan loss provision for the two periods is due to additional reserves needed to support the $22 million increase in loans outstanding, management's recognition that a significant portion of the portfolio is beginning to mature, and an increase realized in charge-off activity. Additionally, the Corporation has begun to estimate and accrue for potential credit risk as a result of the year 2000 problem. The increase in salaries and employee benefits is primarily due to increased staffing needed to support the strong loan and deposit growth. The change in legal and regulatory expenses is due to reduced legal expenses as a result of the settlement of a significant portion of pending litigation during the first quarter of 1998.

NET INTEREST INCOME

Net interest income represents the difference between interest earned on assets and the interest paid on liabilities. It traditionally constitutes the largest source of a financial institution's earnings.

Net interest income for the six months ended June 30, 1998 and 1997 was $4,403,000 and $3,748,000, respectively. The average yield on earning assets was 8.2% and 8.4%, the average rate paid on interest bearing liabilities was 4.9% and 4.7%, and the annualized net interest margin was 4.3% and 4.6% for the six months ended June 30, 1998 and 1997, respectively.

MERGER ACTIVITY

On April 14, 1998, the Corporation entered into an Agreement and Plan of Merger with Anchor Financial Corporation ("Anchor"), that provides for the merger of the Corporation into Anchor and the exchange of the Corporation's common stock for shares of Anchor common stock. Consummation of the transaction is subject to regulatory approvals and approval of the Corporation's shareholders. A special shareholders meeting has been scheduled for August 27, 1998 at 11:00 AM at the Bank of Charleston, Charleston, SC to vote on the Agreement and Plan of Merger with Anchor. If all approvals are obtained, the transaction is expected to close in the third quarter of 1998.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Incorporated by reference to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Annual Meeting: May 12, 1998
          (b)  The following directors were elected at the annual meeting:

                                                             VOTES
                                                     FOR              AGAINST
                   R. Lee Burrows, Jr.             809,770             4,127
                   Charles R. Jackson              812,245             1,649
                   J. Michael Kapp                 812,245             1,649

          The following directors continue their terms of office as directors:

                   Mason R. Chrisman
                   John C.B. Smith, Jr.
                   Arthur M. Swanson
                   Arthur P. Swanson
                   LaVonne N. Phillips
                   W. Carlyle Blakeney, Jr.

          (c) J. W. Hunt and Company LLP was appointed independent accountants of the Corporation for the fiscal year ending December 31, 1998. The stockholders voted 812,245 votes for and 1,312 votes against this appointment, with 337 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

          (a)  Exhibit 27, Financial Data Schedule.

          (b) A Form 8-K was filed on April 22, 1998 and reported under Item 5 the Agreement and Plan of Merger by and between Registrant and Anchor Financial Corporation. No financial statements were filed with the Form 8-K.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMSOUTH BANKSHARES, INC.
                                                           (Registrant)

                                                s/Harry R. Brown
Date:  8-12-98                               By:--------------------------------
                                                  (Harry R. Brown)
                                                  Chief Financial Officer,
                                                  Chief Operating Officer,
                                                  Secretary and Treasurer

EXHIBIT INDEX

Exhibit 27                           Financial Data Schedule